Form 10QSB
period 2006-09-30
SRKP 9 INC
filed 2006-11-08
CIK 1361916

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51981

SRKP 9, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4062619
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

210 South Federal Highway, Suite 205
Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

No Change.
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Feldman Weinstein & Smith LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,700,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 6, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SRKP 9, INC.

- INDEX -

PART I- FINANCIAL INFORMATION:

Page
Item 1. Financial Statements:	1

Balance Sheet - September 30, 2006 (unaudited)	2

Statements of Operations (unaudited) for the three months ended September 30, 2006, the period from January 3, 2006 to September 30, 2006, and for the Cumulative Period from Inception (January 3, 2006) through September 30, 2006	3

Statements of Cash Flows (unaudited) for the period from January 3, 2006 to September 30, 2006 and for the Cumulative Period from Inception (January 3, 2006) through September 30, 2006	4

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	7

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits	8

Signatures	9

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

The results for the period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year.

SRKP 9, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS
September 30,
2006
(Unaudited)

ASSETS:
Cash	$4,707

$4,707
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Due to Stockholders	$32,750

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 2,700,000 shares issued and outstanding	270
Additional paid-in capital	1,897

(Deficit) accumulated during development stage	(30,210)

Total Stockholders’ Equity (Deficit)	(28,043)

$4,707

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 9, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2006	From January 3, 2006 to September 30, 2006	Cumulative from January 3, 2006 (Inception) To September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$—	$—	$—

EXPENSES	1,696	30,210	30,210

NET (LOSS)	$(1,696)	$(30,210)	$(30,210)

NET (LOSS) PER COMMON SHARE - BASIC	$ *	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 9, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the period 2006 to From January 3, September 30, 2006	Cumulative from January 3, 2006 (Inception) To September 30, 2006
	(Unaudited)	(Unaudited)

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(30,210)	$(30,210)

Net Cash (Used In) Operating Activities	(30,210)	(30,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	2,167	2,167
Advances from Stockholders	32,750	32,750

Net Cash Provided by Financing Activities	34,917	34,917

NET CHANGE IN CASH	4,707	4,707

BEGINNING CASH	—	—

ENDING CASH	$4,707	$4,707

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

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

NOTE 4 - DUE TO STOCKHOLDERS

During 2006 certain stockholders advanced the Company $32,750 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $30,210 for the period from January 3, 2006 (inception) to September 30, 2006. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of September 30, 2006, the Company had assets consisting of $4,707 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

Dated: November 7, 2006	SRKP 9, Inc.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport President