Form 10-K
period 2006-12-31
ASIA TIME CORP
filed 2007-04-17
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 000-51981

ASIA TIME CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1601-1604, 16/F., CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (852)-23100101

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                            Accelerated filer ☐                        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Documents Incorporated by Reference: None.

ASIA TIME CORPORATION
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statement that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of our recent share exchange on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Dependence on a limited number of suppliers;

•	Cyclicality of our business;

•	Decline in the value of our inventory;

•	Significant order cancellations, reductions or delays;

•	Competitive nature of our industry;

•	Vulnerability of our business to general economic downturn;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Overview

We are a distributor of watch movements components used in the manufacture and assembly of watches to a wide variety of timepiece manufacturers. Our core customer base consists primarily of wholesalers, and medium-to-large sized watch manufacturers that produce watches primarily for consumer sale. To a lesser extent, we design watches for manufacturers and exporters of watches and manufacture and distribute complete watches primarily to internet marketers.

We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. To enhance our ability to distribute watch movements we provide a variety of value-added services, including automated inventory management services; integration, design and development, management, and extended and post-sale support services.

Corporate Information

We were incorporated in the State of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 23, 2007, we closed a share exchange transaction (“Share Exchange”) pursuant to which we (i) issued 19,454,420 shares of our common stock to acquire 100% equity ownership of Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”), which has eight wholly-owned subsidiaries, (ii) assumed the operations of Times Manufacture and its subsidiaries, and (iii) changed our name from SRKP 9, Inc. to Asia Time Corporation. Our corporate offices are located at Room 1601-1604, 16/F., CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong.

With respect to this discussion, the terms “we” and “our” refer to Asia Time Corporation, its 100%-owned subsidiary Times Manufacture Times Manufacture and its subsidiaries, Times Manufacturing & E-Commerce Corporation Ltd., TME Enterprise Ltd., Citibond Design Ltd. and Megamooch Online Ltd., each of which is a British Virgin Islands corporation, and the Hong Kong corporate subsidiaries Billion Win International Enterprise Ltd., Goldcome Industrial Ltd., Citibond Industrial Ltd., and Megamooch International Ltd. Times Manufacture was founded in March 2002 and is based in Hong Kong.

Our Industry

There are two categories of watch movements, quartz and mechanical. The main parts of an analog quartz watch movement are the battery; the oscillator, a piece of quartz that vibrates in response to the electric current; the integrated circuit, which divides the oscillations into seconds; the stepping motor, which drives the gear train; and the gear train itself, which makes the watch’s hands move. A digital watch movement has the same timing components as an analog quartz movement but has no stepping motor or gear train.

The main parts of a mechanical watch movement are the winding mechanism; the mainspring, which is the source of the watch’s power; the gear train, which transmits power from the mainspring to the escapement and drives the watch’s minutes and seconds hands; the escapement, which distributes power to the oscillator (i.e., the balance) and controls how fast the mainspring unwinds; the balance itself, which measures out time by vibrating at a steady rate; and the motion works, which moves the watch’s hour hand.

Most mechanical and quartz analog watch movements are made by one of three companies: Japan’s Citizen and Seiko, or Switzerland’s ETA, which is owned by the Swatch Group watch conglomerate. There are several smaller watch movement companies: Ronda, ISA, and others. Digital watch movements are made by various companies, most of them in China. Most watch manufacturers buy the movements, case them and sell them under their own brand names.

Watch movement distributors relieve movement manufacturers of a portion of the costs and personnel needed to warehouse, sell and deliver their products. Distributors market movement manufacturers’ products to a broader range of customers than such manufacturers could economically serve with their direct sales forces. Today, movement distributors have become an integral part of a watch manufacturer’s purchasing and inventory processes. Generally, companies engaged in the distribution of watch movement components, including us, are required to maintain a relatively significant investment in inventories and accounts receivable to be responsive to the needs of customers. To meet these requirements, we, as well as other companies in our industry, typically depend on internally generated funds as well as external sources of financing.

Products

We currently offer over 350 items. Our products primarily consist of watch movements and, to a lesser extent, complete watches.

Watch Movements

We primarily distribute quartz watch movements that are produced primarily in Switzerland and Japan. All quartz watch movements distributed by our company are multi-function and have three hands. The watch movements have high adaptability so that a range of watches, from inexpensive to luxury, may be made from the same watch movement. To a lesser extent, we also offer mechanical movements manufactured by Citizen, ETA and Tsinlien Sea Gull Co. Ltd. For the year ended December 31, 2006. Asia Time acquired most of its watch movement products from three manufacturers: Citizen Miyota Co., Ltd., which is a member company in the Citizen Group, supplied 64%, Seiko Corporation supplied 32%, ETA SA Manufacture Horlogere Suisse, which is a member of the Swatch Group.

Complete Watches

To a lesser extent we also distribute complete analog-quartz and automatic watches with pricing between $20.00 to $50.00. Manufacturing for these watches is currently outsourced to third party factories in China. Our top three brand names include Nxtime, SIDIO and Marcellus. The watches are primarily designed by U.S. designers and range from fashion watches to classic designs. Watches can either be made-to-order or design-to-order.

Strategy

Our goal is to be a leading watch movement and timepiece distributor in Hong Kong and China through the following strategies.

Offer wide-ranging product spectrum to customers. Management estimates that it can increase revenues by broadening our product spectrum and offering more brands of quartz movement to customers. Apart from quartz movement, we intend to offer mechanical movements. By broadening our product spectrum, we hope to increase our market share through sales to manufacturers of high-end watches utilizing sophisticated mechanical movements.

Manufacture branded proprietary watch movements. To further diversify our product offering and reduce our reliance on third party watch movement manufacturers, we intend to manufacture our own brands of quartz movements and high end mechanical movements in-house. We estimate that our company can replace a portion of our current third-party watch movement sales with our own brand movements, watch movements manufactured in-house would be higher margin offerings than distributed products of third-party suppliers. In addition, in-house manufacturing will allow product offerings at more competitive price points which we believe will enhance our competitive position.

Developing closer ties with product brands owners and distributors. We believe it is important for our company to develop closer ties with product brands owners and its distributors, which we believe would lead to more competitive pricing and stable supply of products.

Expand the distribution of complete watches. Currently, the distribution of complete watches represents less than 12% of our revenues. As part of our expansion plan, we intend to expand our sales and marketing efforts in China. We believe that a heightened focus in this area can lead to more market share and enhance our earning capacity. It is expected that these watches will be marketed through a lower to middle pricing strategy, with sales price range from US$100-$200.

Value-Added Services

We also provide a number of value-added services which are intended to attract new customers and to maintain and increase sales to existing customers. These value-added services include:

—
Automated inventory management services. We offer comprehensive, state-of-the-art solutions that effectively manage our customers’ inventory reordering, stocking and administration functions. These services reduce paperwork, inventory, cycle time and the overall cost of doing business for our customers.

—
Integration. Our sales specialists work directly with our customers develop and deliver customized solutions and technical support to meet specific requirements for our customers’ applications. We are able to offer customers a one-stop source for their integration needs.

Sales and Marketing

Watch Movements

We believe we have developed valuable long-term customer relationships and an understanding of our customers’ requirements. Our sales personnel are trained to identify our customers’ requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of wholesalers, medium to small watch manufacturers and volume users in China and Hong Kong. We have established inventory management programs to address the specific distribution requirements of our customers.

As a distributor for leading watch movement manufacturers, we are able to offer technical support as well as a variety of supply chain management programs. Technical support and supply chain management services enhance our ability to attract new customers. Many of our services revolve around our use of software automation, computer-to-computer transactions through Internet-based solutions, technically competent product managers and business development managers.

Sales are made throughout China and Hong Kong from the sales departments maintained at our distribution facilities located in Hong Kong and from strategically located sales offices. Sales are made primarily through personal visits by our employees and telephone sales personnel who answer inquiries and receive and process orders from customers. Sales are also made through general advertising, referrals and marketing support from component manufacturers.

Complete Watches

Currently, the main distribution channels of our watches are US direct marketers, online retailers and China department stores. As part of our expansion plan, we intend to increase our focus on China’s complete watch market along with exportation to overseas markets.

With our foothold in Southern China, we intend further develop Eastern China and Northern China regions so as to cover the entire China market in complete watch.

We intend continue to outsource the production of complete watches to third parties. As part of our integrated efforts, we intend to supply these manufacturers with watch movements.

Suppliers

Manufacturers of watch movements are increasingly relying on the marketing, customer service, technical support and other resources of distributors who market and sell their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer’s direct sales efforts for other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers’ products. Currently, we have stable supplies from many manufacturers, including Miyota, Seiko, ETA and Suissebaches. We continuously seek to identify potential new suppliers. During the fiscal year ended December 31, 2006, products purchased from our 10 largest suppliers accounted for 81.1% of our total net sales.

Operations

Inventory management is critical to a distributor’s business. We constantly focus on a high number of resales or “turns” of existing inventory to reduce our exposure to product obsolescence and changing customer demand.

Our central computer system facilitates the control of purchasing and inventory, accounts payable, shipping and receiving, and invoicing and collection information for our distribution business. Our distribution software system includes financial systems, customer order entry, purchase order entry to manufacturers, warehousing and inventory control. Each of our sales departments and offices is electronically linked to our central computer systems, which provide fully integrated on-line, real-time data with respect to our inventory levels. We track inventory turns by vendor and by product, and our inventory management system provides immediate information to assist in making purchasing decisions and decisions as to which inventory to exchange with suppliers under stock rotation programs. In some cases, customers use computers that interface directly with our computers to identify available inventory and to rapidly process orders. Our computer system also tracks inventory turns by customer. We also monitor supplier stock rotation programs, inventory price protection, rejected material and other factors related to inventory quality and quantity. This system enables us to more effectively manage our inventory and to respond quickly to customer requirements for timely and reliable delivery of components.

Competition

The watch movement distribution industry is highly competitive, primarily with respect to price, product availability, knowledge of product and quality of service. We believe that the breadth of our customer base, services and product lines, our level of technical expertise and the overall quality of our services are particularly important to our competitive position. We compete with large distributors such as National Electronics Holding Ltd., as well as mid-size distributors, such as PTS Resources Ltd., many of whom distribute the same or competitive products as we do.

Our major competitors in complete watches include designer brands from overseas, China and Hong Kong such as Guess, Calvin Klein and Dolce & Gabanna.

Backlog

As is typical of watch movement distributors, we have a backlog of customer orders. At December 31, 2006, we had a backlog of approximately $1.38 million as compared to a backlog of approximately $0.87 million at December 31, 2005. We believe that a substantial portion of our backlog represents orders due to be filled within the next 90 days. In recent years, the trend in our industry has been toward outsourcing, with more customers entering into just-in-time contracts with distributors, instead of placing orders with long lead times. As a result, the correlation between backlog and future sales is changing. In addition, we have increased our use of transactions where we purchase inventory based on electronically transmitted forecasts from our customers that may not become an order until the date of shipment and, therefore, may not be reflected in our backlog. Our backlog is subject to delivery rescheduling and cancellations by the customer, sometimes without penalty or notice. For the foregoing reasons our backlog is not necessarily indicative of our future sales for any particular period.

Employees

At December 31, 2006, we had a total of 28 employees. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

RISKS RELATED TO OUR OPERATIONS

We are dependent on a limited number of suppliers. Loss of one or more of our key suppliers could have a material adverse effect on our business.

We rely on a limited number of suppliers for products that generate a significant portion of our sales. During the year ended December 31, 2006, products purchased from our 10 largest suppliers accounted for 81.1% of our total net sales. Substantially all of our inventory has been and will be purchased from suppliers with which we have entered into non-exclusive distribution agreements. Moreover, most of our distribution agreements are cancelable upon short notice. As a result, in the event that one or more of those suppliers experience financial difficulties or are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations or financial condition. Additionally, our relationships with our customers could be materially adversely affected because our customers depend on our distribution of watch movements from the industry’s leading suppliers.

Our industry is highly cyclical, and an industry downturn could have a material adverse effect on our business.

The watch movement distribution industry and, in particular, the timepiece manufacturing industry has historically been affected by general economic downturns and fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity. These industry cycles and economic downturns have often had an adverse economic effect upon manufacturers, end-users of watch movements and watch movement distributors, including our company. We cannot predict the timing or the severity of the cycles within our industry, or how long and to what levels any industry downturn and/or general economic weakness will last or be exacerbated by terrorism or war or other factors on our industry. Our revenues closely follow the strength or weakness of the timepiece market, and future downturns in this industry, would have a material adverse effect on our business, results of operations and financial condition.

Declines in the value of our inventory could materially adversely affect our business.

The watch movements industry is subject to rapid technological change, new and enhanced products and evolving industry standards, which can contribute to a decline in value or obsolescence of inventory. During an industry and/or economic downturn, it is possible that prices will decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. We cannot assure you that unforeseen new product developments or declines in the value of our inventory will not materially adversely affect our business, results of operations or financial condition, or that we will successfully manage our existing and future inventories.

Significant order cancellations, reductions or delays by our customers could materially adversely affect our business.

Our sales are typically made pursuant to individual purchase orders, and we generally do not have long-term supply arrangements with our customers, but instead work with our customers to develop nonbinding forecasts of future requirements. Based on these forecasts, we make commitments regarding the level of business that we will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered or products competed and, in certain circumstances, payment for materials purchased and charges associated with such cancellation, reduction or delay. Significant or numerous order cancellations, reductions or delays by our customers could have a material adverse effect on our business, financial condition or results of operations.

The market for our products and services is very competitive and, if we cannot effectively compete, our business will be harmed.

The market for our products and services is very competitive and subject to rapid technological change. We compete with many other distributors of watch movements and complete watches many of which are larger and have significantly greater assets, name recognition and financial, personnel and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Occasionally, we compete for customers with many of our own suppliers and additional competition has emerged from, fulfillment companies, catalogue distributors and e-commerce companies, including on-line distributors and brokers, which have grown with the expanded use of the Internet. We cannot assure you that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

Additionally, prices for our products tend to decrease over their life cycle. This reduces resale per component sold. There is also continuing pressure from customers to reduce their total cost for products. Our suppliers may also seek to reduce our margins on the sale of their products in order to increase their own profitability or to be competitive with other suppliers of comparable product. We incur substantial costs on our value-added services required to remain competitive, retain existing business and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions.

Substantial defaults by our customers on accounts receivable or the loss of significant customers could have a material adverse effect on our business.

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

We are dependent on foreign manufacturers and subject to trade regulations which expose us to political and economic risk.

The significant portion of watch movements sold by us are manufactured by foreign companies. As a result, our ability to sell certain products at competitive prices could be adversely affected by any of the following:

- increases in tariffs or duties;

- changes in trade treaties;

- strikes or delays in air or sea transportation;

- future legislation with respect to pricing and/or import quotas on products imported from foreign countries; and

- turbulence in offshore economies or financial markets.

Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes.

Our industry is subject to supply shortages. Any delay or inability to obtain products may have a material adverse effect on our business.

During prior periods, there have been shortages of components in the watch movements industry and the availability of certain movements have been limited by some of our suppliers. We cannot assure you that any future shortages or allocations would not have such an effect on us. A future shortage can be caused by and result from many situations and circumstances that are out of our control, and such shortage could limit the amount of supply available of certain required movements and increase prices affecting our profitability.

The prices of our products are subject to volatility, which could have a negative impact on our sales and gross profit margins.

A portion of the watch movements products we sell have historically experienced volatile pricing. If market pricing for these products decreases significantly, we may experience periods when our investment in inventory exceeds the market price of such products. In addition, at times there are price increases from our suppliers that we are unable to pass on to our customers. These market conditions could have a negative impact on our sales and gross profit margins unless and until our suppliers reduce the cost of these products to us. Furthermore, in the future, the need for aggressive pricing programs in response to market conditions, an increased number of low-margin, large volume transactions and/or increased availability of the supply of certain products, could further impact our gross profit margins.

A reversal of the trend for distribution to play an increasing role in the watch movements industry could materially adversely affect our business.

In recent years, there has been a growing trend for large wholesalers and watch manufacturers to outsource their procurement, inventory and materials management processes to third parties, particularly watch movement distributors, including our company. A reversal of this trend for could limit demand for our services, materially adversely affecting our ability to generate revenues. If such a reversal occurs, we may be forced to change the focus of our operations if we are unable to generate sufficient revenues to support our operations as currently conducted.

Manufacturing capacity restraints and limited experience may have an adverse effect on our results of operations.

As part of our expansion plan, we intend to substantially expand the design and manufacture of our own brands of complete watches and commence the manufacture of branded watch movements in-house. In order to produce our watches and watch movements in quantities sufficient to meet our anticipated market demand we will need to increase our manufacturing capacity by a significant factor over the current level. There are technical challenges to increasing manufacturing capacity, including equipment design and automation, material procurement, problems with production yields and quality control and assurance. Developing commercial scale manufacturing facilities will require the investment of substantial funds and the hiring and retaining of additional management and technical personnel who have the necessary manufacturing experience. We may encounter some difficulties, such as significant unexpected costs and delays, in scaling up the necessary manufacturing operations to produce required quantities of watch movements and watches. The failure to scale-up manufacturing operations in a timely and cost-effective way may adversely affect our income. Moreover, the lack of experience in watch movement and watch manufacture design may make it difficult to compete against companies that have more senior management and experience. If we are unable to satisfy demand for products, our ability to generate revenue could be impaired, market acceptance of our products could be adversely affected and customers may instead purchase our competitors’ products.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products are shipped through third party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

Our products may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us which could have a material adverse effect on our business.

Our products are sold at prices that are significantly lower than the cost of the watches in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them (and claims for consequential damages against us from our customers), we may face claims for damages that are disproportionate to the sales and profits we receive from our products involved. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by us depending on the extent to which we are required to pay for the damages that result. Although we currently have product liability insurance, such insurance is limited in coverage and amount.

The failure to manage growth effectively could have an adverse effect on our business, financial condition, and results of operations.

Any significant growth in the market for our products or entry into new markets by Asia Time may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2006, we had 28 full time employees. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Each of the named executive officers performs key functions in the operation of our business. Although we have employment agreements with such key personnel, there can be no assurance that we will be able to retain these officers after the term of their employment contracts expire or that such personnel may not receive and/or accept competing offers of employment. The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations.

Our planned expansion into new international markets poses additional risks and could fail, which could cost us valuable resources and affect our results of operations.

We plan to expand sales of products into new international markets including developing and developed countries, such as South America and Europe. These markets are untested for our products and we face risks in expanding the business overseas, which include differences in regulatory product testing requirements, intellectual property protection (including patents and trademarks), taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

RISKS RELATED TO US DOING BUSINESS IN CHINA

All of our assets are located in Hong Kong and China and substantially all of our revenues are derived from our operations in Hong Kong and China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the results of operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the pharmaceutical industry, through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, and our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to the completion of the Share Exchange. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of Severe Acute Respiratory Syndrome, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to manufacture our products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities law. .

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail nodes to the headquarter. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations are conducted in Hong Kong and China. Moreover all of our directors and officers are nationals and residents of Hong Kong and China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the listing of our common stock on the American Stock Exchange in the future. There is no guarantee that the American Stock Exchange, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the American Stock Exchange, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the “NASDAQ Global Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the 2,250,348 shares of common stock underlying shares of our Series A Convertible Preferred Stock issued in an equity financing. The registration statement must be filed with 30 days of the closing of the Share Exchange. We also agreed to register all of the 3,702,209 shares of common stock held by our shareholders immediately prior to the Share Exchange. Of these shares, 1,703,017 shares would be covered by the registration statement filed in connection with the Private Placement, and 1,999,192 shares, which are beneficially owned by affiliates of the placement agent would be included in a subsequent registration statement filed by us within 10 days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. Of the 1,999,192 shares to be registered, 1,528,933 shares are subject to a lock up arrangement such that the shares may not be sold until nine months after our common stock begins to be traded on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market, the OTC Bulletin Board or the Pink Sheets. All of the shares included in an effective registration statement as described above may be freely sold and transferred except if subject to a lock up agreement.

Additionally, following the Share Exchange, the former sole stockholder of Times Manufacture who received 19,454,420 shares of our comment stock in the Share Exchange may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange, 1% of our issued and outstanding shares of common stock was approximately 231,566 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Following the Share Exchange, the former sole stockholder of Times Manufacture has significant influence over us.

Our largest shareholder, Kwong Kai Shun, who is also our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, beneficially owns or controls approximately 84.0% of our outstanding shares as of the close of the Share Exchange. As a result of his holding, this shareholder has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. This shareholder also has the power to prevent or cause a change in control. In addition, without the consent of this shareholder, we could be prevented from entering into transactions that could be beneficial to us. The interests of this shareholder may differ from the interests of our shareholders.

The ability of our operating subsidiaries to pay dividends may be restricted due to foreign exchange control regulations of China.

The ability of our operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of our operating subsidiaries. We expect in the future that a substantial portion of our revenue being earned and currency received may be denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On December 15, 2006, we entered into the Exchange Agreement with the sole shareholder of Times Manufacture, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of Times Manufacture in exchange for shares of our common stock. On January 23, 2007, the Share Exchange closed, Times Manufacture became our 100%-owned subsidiary and our sole business operations became that of Times Manufacture. Also, the management and directors of Times Manufacture became the management and directors of us and we changed our corporate name from SRKP 9, Inc. to Asia Time Corporation.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which includes:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Our failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act Of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2008 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”) once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future, and as a result, our investors sole source of gain, if any, will depend on capital appreciation, if any.

We do not currently plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any future earnings for funding growth. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them. We paid cash dividends of $2.4 million, $642,848, and $Nil during the years ended December 31, 2006, 2005, and 2004 respectively.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

In addition to our executive offices located at Room 1601-1604, 16/F., CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong, we have offices at the following locations:

Unit B, 17/F, Tower 2,
Maritime Bay,
No. 18 Pui Shing Road,
Tseung Kwan O, Sai Kung,
NT

Car Park No. 77 on the Basement,
Maritime Bay

Flat F, 8/F Hoi Tsui Mansion,
Tower 16 Rivera Gardens,
Nos. 2-12 Yi Lok Street,
Tsuen Wan,
NT

Car Park No. 46, 2/F Podium of
Podium D of Riviera Gardens

Flat G, 59/F,
Tower 6 Banyan Garden,
No. 863 Lai Chi Kok Road
Kowloon

Car Park No. 270
2/F of Banyan Garden

Each of the above properties is owned by our subsidiary Billion Win International Enterprise Ltd.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders to be voted on during the fourth quarter of 2006.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. We are applying for the listing of our common stock on the American Stock Exchange. As of April 1, 2007, we had 35 registered shareholders.

If and when our common stock is listed or quoted for trading, the price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside its control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of us; and

•	General economic and other national conditions.

Dividend Policy

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We paid cash dividends of $2.4 million, $642,848, and $Nil during the years ended December 31, 2006, 2005, and 2004 respectively.

Recent sales of unregistered securities

On January 23, 2007, pursuant to the terms of the Exchange Agreement entered into by and between us, Times Manufacture & E-Commerce Corporation Limited (“Times Manufacture”) and the sole shareholder of Times Manufacture, we issued 19,454,420 shares of common stock to Kwong Kai Shun, the sole shareholder of Times Manufacture, in exchange for all of the issued and outstanding securities of Times Manufacture. The securities were offered and issued to the sole shareholder of Times Manufacture in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Kwong Kai Shun was the principal executive officer of Times Manufacture before the Share Exchange and became our principal executive officer after the Share Exchange. The sole shareholder of Times Manufacture qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate of $2,902,946 (the “Private Placement”). Of the gross proceeds, $50,000 is represented by a subscription receivable from one investor. Each share of the Series A Convertible Preferred Stock is convertible into shares of common stock at a conversion price equal to the purchase price of such shares. However, if we, at any time prior to the first trading day on which our common stock is quoted on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange (each a “Trading Market”) sell or issue any shares of common stock in one or a series of transactions at an effective price less than such conversion price where the aggregate gross proceeds to us are at least $1.0 million, then the aforementioned conversion price shall be reduced to such effective price. Each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock if (i) the closing price of our common stock on the Trading Market for any 10 consecutive trading day period exceeds $3.00 per share, (ii) the shares of common stock underlying the Series A Convertible Preferred Stock are subject to an effective registration statement, and (iii) the daily trading volume of the common stock on a Trading Market exceeds 25,000 shares per day for 10 out of 20 prior trading days. Upon liquidation, the holders of the Series A Convertible Preferred Stock shall receive $1.29 per share of Series A Convertible Preferred Stock then held prior to any other distribution or payment made to holders of the common stock. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

On January 3, 2006, we issued 3,702,209 shares of Common Stock to seven accredited investors (two of whom were officers and directors of our company at the time), for aggregate cash consideration of $2,167. We sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. Neither us nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Transfer Agent

The transfer agent and registrar for our common stock is U.S. Stock Transfer Corporation.

Equity Compensation Plan Information

As of December 31, 2006, we did not have an equity compensation plan.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Selected Financial Data

The following selected consolidated statement of operations data for each of the years in the five-year period ended December 31, 2006 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2006 were derived from the audited consolidated financial statements except for the data as of and for the year ending December 31, 2002. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations	Years Ended December 31,
	2006	2005	2004	2003	2002
					(unaudited)
	(in thousands)

Net sales	$81,134	$63,078	$36,553	$33,215	$43,893

Cost of sales	(71,934)	(56,813)	(34,585)	(31,919)	(43,036)

Gross profit	$9,741	$6,265	$1,968	$1,297	$857

Administrative and other operating expenses	(1,292)	(1,436)	(1,471)	(852)	(717)

Income from operations	$8,123	$4,570	$497	$445	$140

Interest expenses	(1,061)	(515)	(165)	(115)	(69)
Other income	662	1,095	28	20	74

Income before taxes	$7,724	$5,150	$361	$349	$145

Income taxes	(1,326)	(949)	(136)	(61)	(24)

Net income	$6,398	$4,201	$225	$288	$121

	As of December 31,
Consolidated Balance Sheets	2006	2005	2004	2003	2002
					(unaudited)
Current Assets	$21,803	$16,920	$12,542	$4,871	$3,838
Total Assets	24,499	18,804	13,976	4,911	3,947
Current Liabilities	15,652	13,937	12,682	3,853	3,171
Total Liabilities	15,684	13,937	12,682	3,853	3,178
Total Stockholders' Equity	8,815	4,867	1,294	1,058	769

PRO FORMA FINANCIAL STATEMENTS

Unaudited Condensed Pro Forma Combined Financial Information

The accompanying unaudited condensed pro forma combined financial information consists of the combined balance sheets as of December 31, 2006, 2005 and 2004 of Asia Time Corporation, formerly SRKP 9, Inc., a Delaware corporation (the “Company”) and Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”) and their combined statements of operations for the years ended December 31, 2006, 2005, and 2004, as though the transactions therein described had occurred on the balance sheet date and at the commencement of the periods presented. The objective of this pro forma is to show what the significant effects on historical financial information might have been had the herein described transaction occurred at an earlier date.

On December 15, 2006, the Company entered into a share exchange agreement with the sole shareholder of Times Manufacture. Pursuant to the share exchange agreement (the "Exchange Agreement") the Company agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of Times Manufacture (the "Share Exchange"). The Share Exchange closed on January 23, 2007. Upon the closing of the Share Exchange and pursuant to the terms of the Exchange Agreement, we issued an aggregate of 19,454,420 shares of our common stock to the sole shareholder of Times Manufacture in exchange for all of the issued and outstanding securities of Times Manufacture. Times Manufacture also paid an aggregate of $350,000 to the stockholders of SRKP 9, Inc. In addition, prior to the closing of the Share Exchange, we effectuated a 1.371188519-for-one stock dividend such that there were 3,702,209 shares of common stock outstanding immediately prior to the Share Exchange. We issued no fractional shares in connection with the Share Exchange. The condensed pro forma combined financial information presents historical financial statements, pro forma adjustments and the pro forma results.

Asia Time Corporation
Pro Forma Combined Balance Sheets (Unaudited)
December 31, 2006

	Historical	Historical
	Asia Time	Times	Pro Forma		Pro Forma
	Corporation	Manufacture	Adjustments		Combined
	$	$	$		$

ASSETS
Current Assets:
Cash and cash equivalents	3,193	316,621	2,063,771	(2)	2,383,585
Restricted cash	-	4,523,679			4,523,679
Accounts receivable	-	8,188,985			8,188,985
Prepaid expenses and other receivables	25,000	2,101,133	(139,083	)(3)	1,987,050
Advance from a related party	-	-			-
Tax prepayment	-	767			767
Inventories	-	6,620,361			6,620,361
Prepaid lease payments	-	22,958			22,958

Total Current Assets	28,193	21,774,504			23,727,385
Deferred tax assets	-	14,042			14,042
Plant and equipment, net	-	890,258			890,258
Leasehold lands	-	895,322			895,322
Held-to-maturity investments	-	301,196			301,196
Intangible assets	-	337,836			337,836
Restricted cash	-	257,301			257,301

TOTAL ASSETS	28,193	24,470,459			26,423,340

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	-	770,360			770,360
Other payables and accrued liabilities	-	190,358			190,358
Advance from related parties	33,000	-			33,000
Income tax payable	-	1,453,051			1,453,051
Unearned income	-	-			-
Bank borrowings	-	13,205,167			13,205,167

Total Current Liabilities	33,000	15,618,936			15,651,936
Deferred tax liabilities	-	31,711			31,711

TOTAL LIABILITIES	33,000	15,650,647			15,683,647

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock	-	-	225	(2)	225

Common stock	270	20,002	100	(4)	2,316
			(18,056	)(1)

Additional paid-in capital	1,897	636,242	(100	)(4)	2,580,558
			18,056	(1)
			2,063,546	(2)
			(139,083	)(3)
Accumulated other comprehensive income	-	7,470			7,470
Retained earnings	(6,974)	8,156,098			8,149,124

TOTAL STOCKHOLDERS' EQUITY	(4,807)	8,819,812			10,739,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	28,193	24,470,459			26,423,340

Asia Time Corporation Pro Forma Combined Balance Sheets (Unaudited) December 31, 2005

	Historical	Historical
	Asia Time	Times	Pro Forma		Pro Forma
	Corporation	Manufacture	Adjustments		Combined
	$	$	$		$

ASSETS
Current Assets:
Cash and cash equivalents	-	780,090	2,063,771	(2)	2,843,861
Restricted cash	-	4,306,474			4,306,474
Accounts receivable	-	4,829,586			4,829,586
Prepaid expenses and other receivables	-	394,236			394,236
Advance from a related party	-	-			-
Tax prepayment	-	16,367			16,367
Inventories	-	6,584,792			6,584,792
Prepaid lease payments	-	7,993			7,993

Total Current Assets	-	16,919,538			18,983,309
Deferred tax assets	-	-			-
Plant and equipment, net	-	682,901			682,901
Leasehold lands	-	315,939			315,939
Held-to-maturity investments	-	301,954			301,954
Intangible assets	-	584,149			584,149
Restricted cash	-	-			-

TOTAL ASSETS	-	18,804,481			20,868,252

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	-	1,236,418			1,236,418
Other payables and accrued liabilities	-	145,249			145,249
Advance from related parties	-	28,854			28,854
Income tax payable	-	864,205			864,205
Unearned income	-	1,598,314			1,598,314
Bank borrowings	-	10,064,129			10,064,129

Total Current Liabilities	-	13,937,169			13,937,169
Deferred tax liabilities	-	-			-

TOTAL LIABILITIES	-	13,937,169			13,937,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock	-	-	225	(2)	225

Common stock	-	20,002	(18,056	)(1)	1,946

Additional paid-in capital	-	636,242	18,056	(1)	2,717,844
			2,063,546	(2)

Accumulated other comprehensive income	-	13,549			13,549
Retained earnings	-	4,197,519			4,197,519

TOTAL STOCKHOLDERS' EQUITY	-	4,867,312			6,931,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	-	18,804,481			20,868,252

Asia Time Corporation Pro Forma Combined Balance Sheets (Unaudited) December 31, 2004

	Historical	Historical
	Asia Time	Times	Pro Forma		Pro Forma
	Corporation	Manufacture	Adjustments		Combined
	$	$	$		$

ASSETS
Current Assets:
Cash and cash equivalents	-	911,487	2,063,771	(2)	2,975,258
Restricted cash	-	3,551,304			3,551,304
Accounts receivable	-	3,369,326			3,369,326
Prepaid expenses and other receivables	-	727,934			727,934
Advance from a related party	-	50,900			50,900
Tax prepayment	-	-			-
Inventories	-	3,931,124			3,931,124
Prepaid lease payments	-	-			-

Total Current Assets	-	12,542,075			14,605,846
Deferred tax assets	-	-			-
Plant and equipment, net	-	696,552			696,552
Leasehold lands	-	-			-
Held-to-maturity investments	-	-			-
Intangible assets	-	736,934			736,934
Restricted cash	-	-			-

TOTAL ASSETS	-	13,975,561			16,039,332

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	-	1,805,995			1,805,995
Other payables and accrued liabilities	-	41,798			41,798
Advance from related parties	-	140,196			140,196
Income tax payable	-	95,640			95,640
Unearned income	-	3,197,160			3,197,160
Bank borrowings	-	7,400,775			7,400,775

Total Current Liabilities	-	12,681,564			12,681,564
Deferred tax liabilities	-	-			-

TOTAL LIABILITIES	-	12,681,564			12,681,564

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock	-	-	225	(2)	225

Common stock	-	654,434	(652,488	)(1)	1,946

Additional paid-in capital	-	-	652,488	(1)	2,716,034
			2,063,546	(2)

Accumulated other comprehensive income	-	412			412
Retained earnings	-	639,151			639,151

TOTAL STOCKHOLDERS' EQUITY	-	1,293,997			3,357,768

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	-	13,975,561			16,039,332

Asia Time Corporation Pro Forma Combined Income statement (Unaudited) December 31, 2006

	Historical	Historical
	Asia Time	Times	Pro Forma	Pro Forma
	Corporation	Manufacture	Adjustments	Combined
	$	$	$	$

Net sales	-	81,134,275		81,134,275
Cost of sales	-	(71,393,755)		(71,393,755)

Gross profit	-	9,740,520		9,740,520
Depreciation	-	(325,995)		(325,995)
Administrative and other operating expenses	(6,974)	(1,284,863)		(1,291,837)

Income from operations	(6,974)	8,129,662		8,122,688
Other income	-	661,587		661,587
Interest expenses	-	(1,060,536)		(1,060,536)

Income before taxes	(6,974)	7,730,713		7,723,739
Income taxes	-	(1,325,761)		(1,325,761)

Net income	(6,974)	6,404,952		6,397,978

Earnings per share of common stock
-Basic		0.329 (5)		0.276
-Diluted		0.295 (5)		0.252

Weighted average number of common stock
-Basic		19,454,420 (6)		23,156,629
-Diluted		21,704,768 (7)		25,406,977

Asia Time Corporation Pro Forma Combined Income statement (Unaudited) December 31, 2005

	Historical	Historical
	Asia Time	Times	Pro Forma	Pro Forma
	Corporation	Manufacture	Adjustments	Combined
	$	$	$	$

Net sales	-	63,078,409		63,078,409
Cost of sales	-	(56,813,199)		(56,813,199)

Gross profit	-	6,265,210		6,265,210
Depreciation	-	(259,127)		(259,127)
Administrative and other operating expenses	-	(1,436,069)		(1,436,069)

Income from operations	-	4,570,014		4,570,014
Other income	-	1,094,772		1,094,772
Interest expenses	-	(514,637)		(514,637)

Income before taxes	-	5,150,149		5,150,149
Income taxes	-	(948,933)		(948,933)

Net income	-	4,201,216		4,201,216

Earnings per share of common stock
-Basic		0.216 (5)		0.216
-Diluted		0.194 (5)		0.194

Weighted average number of common stock
-Basic		19,454,420 (6)		19,454,420
-Diluted		21,704,768 (7)		21,704,768

Asia Time Corporation Pro Forma Combined Income statement (Unaudited) December 31, 2004

	Historical	Historical
	Asia Time	Times	Pro Forma	Pro Forma
	Corporation	Manufacture	Adjustments	Combined
	$	$	$	$

Net sales	-	36,553,084		36,553,084
Cost of sales	-	(34,584,844)		(34,584,844)

Gross profit	-	1,968,240		1,968,240
Depreciation	-	(126,225)		(126,225)
Administrative and other operating expenses	-	(1,344,786)		(1,344,786)

Income from operations	-	497,229		497,229
Other income	-	28,047		28,047
Interest expenses	-	(164,558)		(164,558)

Income before taxes	-	360,718		360,718
Income taxes	-	(136,117)		(136,117)

Net income	-	224,601		224,601

Earnings per share of common stock
-Basic		0.012 (5)		0.012
-Diluted		0.010 (5)		0.010

Weighted average number of common stock
-Basic		19,454,420 (6)		19,454,420
-Diluted		21,704,768 (7)		21,704,768

Notes to the Unaudited Condensed Combined Pro Forma Financial Information

(1)	Reflect the issuance of 19,454,420 shares of common stock by Asia Time Corporation for the reverse acquisition of all issued and outstanding shares of capital stock of Times Manufacture.

(2)	Reflect the private placement of 2,250,348 shares of Series A Convertible Preferred Stock at $1.29 per share.

(3)	Reflect the legal and professional fees of share exchange.

(4)	Reflect a 1.371188519-for-one stock reverse split in the course of the share exchange.

(5)	The historical earnings per share is computed based on the historical income of Times Manufacture as Times Manufacture is considered the accounting acquirer and thus the predecessor.

(6)
The weighted average number of share used for computing the historical earnings per share is based on the number of shares issued in the reverse acquisition of Times Manufacture by Asia Time Corporation.

(7)	Includes the dulutive effect of 2,250,348 shares of preferred stock being eligible to be converted in the ratio of 1:1 into each share of common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

We are a distributor of watch movements components used in the manufacture and assembly of watches to a wide variety of timepiece manufacturers. There are two categories of watch movements, quartz and mechanical. The main parts of an analog quartz watch movement are the battery; the oscillator, a piece of quartz that vibrates in response to the electric current; the integrated circuit, which divides the oscillations into seconds; the stepping motor, which drives the gear train; and the gear train itself, which makes the watch’s hands move. A digital watch movement has the same timing components as an analog quartz movement but has no stepping motor or gear train. To a lesser extent we also distribute complete analog-quartz and automatic watches with pricing between $20.00 to $50.00. Manufacturing for these watches is currently outsourced to third party factories in China.

Our core customer base consists primarily of large wholesalers, online retailers and small and medium-sized watch manufacturers that produce watches primarily for sale to customers in Hong Kong and China. To a lesser extent, we design watches for manufacturers and exporters of watches and manufacture and distribute complete watches primarily to online retailers and internet marketers.

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted to 90% of our revenue for the year ended December 31, 2006. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. To enhance our ability to distribute watch movements we provide a variety of value-added services, including automated inventory management services; integration, design and development, management, and extended and post-sale support services.

Corporate Structure

We were incorporated in the State of Delaware on January 3, 2006. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 23, 2007, we closed a share exchange transaction pursuant to which we (i) issued 19,454,420 shares of our common stock to acquire 100% equity ownership of Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”), which has eight wholly-owned subsidiaries, (ii) assumed the operations of Times Manufacture and its subsidiaries, and (iii) changed our name from SRKP 9, Inc. to Asia Time Corporation. Times Manufacture also paid an aggregate of $350,000 to the stockholders of SRKP 9, Inc. Times Manufacture was founded in January 2002 and is based in Hong Kong.

With respect to this discussion, the terms “we” and “our” refer to Asia Time Corporation, its 100%-owned subsidiary Times Manufacture Times Manufacture and its subsidiaries, Times Manufacturing & E-Commerce Corporation Ltd., TME Enterprise Ltd., Citibond Design Ltd. and Megamooch Online Ltd., each of which is a British Virgin Islands corporation, and the Hong Kong corporate subsidiaries Billion Win International Enterprise Ltd., Goldcome Industrial Ltd., Citibond Industrial Ltd., and Megamooch International Ltd. Times Manufacture was founded in March 2002 and is based in Hong Kong.

We have re-aligned the structure and business functions of our subsidiaries in 2005 to clearly define the scopes our business objectives in order to strengthen our ability to conduct our business operations. Held indirectly through Times Manufacturing & E-Commerce Corp. Ltd., Billion Win International Enterprise Limited, or Billion Win, is our central sourcing component. Billion Win procures and imports watch movements and distributes them to suppliers, volume users in China, and two of our subsidiaries, Goldcome Industrial Limited, or Goldcome, and Citibond Industrial Limited, or Citibond. Goldcome mainly focuses it distributions to wholesalers and large manufacturers and Citibond focuses on distributions to small to medium size manufacturers. Megamooch International Limited is a complete watch distributor and exporter targeting overseas buyers. Another two subsidiaries are held indirectly under TME Enterprise Ltd. and Citibond Design Ltd. is responsible for complete watch design for manufacturers and exporters and handles large volume watch movement transactions between buyers and sellers solely on a commission basis. Megamooch Online Ltd. operates for complete watch marketing and distribution, with manufacturing being outsourced, and focusing on overseas markets.

Watch Movement Segment

Hong Kong does not have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The growth of the watch movement segment business remains strong, the revenue for the watch movement segment of our business for the year ended December 31, 2006 was $73 million, with a gross profit $5.9 million, a 24% and 48% growth respectively, compared to 58.8 million revenue and $4.0 million gross profit for the year ended December 31, 2005. The gross profit margin increased from 6.7% for the year ended December 31, 2005 to 8.1% for the year ended December 31, 2006, primarily due to more diversified products being promoted to customers and what our management believes to be an increase in market demand. We provide a wide product spectrum of products carrying all three major brands as well as middle-low end China movements. We believe this enables us to provide a convenient one stop provider for our customers and getting higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 300 watch manufacturers for Year 2006. In addition, we have extended our credit period from an average to 15 days to 30 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $8.1 million for the year ended December 31, 2006, a 93% increase compared to the same period in 2005, in which revenue was $4.2 million. This segment contributed approximately 10% of our revenue in 2006, as compared to 6.7% of revenue for the year ended December 31, 2005. We believe the increase was primarily contributed our offering of value-added design services to our customers at no extra charge. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

Recent Events

Completion of the Share Exchange

On December 15, 2006, we entered into a share exchange agreement with the sole shareholder of Times Manufacture. Pursuant to the share exchange agreement (the "Exchange Agreement") we agreed to issue shares of our common stock in exchange for all of the issued and outstanding securities of Times Manufacture (the "Share Exchange"). The Share Exchange closed on January 23, 2007.

Upon the closing of the Share Exchange and pursuant to the terms of the Exchange Agreement, we issued an aggregate of 19,454,420 shares of our common stock to the sole shareholder of Times Manufacture in exchange for all of the issued and outstanding securities of Times Manufacture. Times Manufacture also paid an aggregate of $350,000 to the stockholders of SRKP 9, Inc. In addition, prior to the closing of the Share Exchange and the Private Placement, as described below, we effectuated a 1.371188519-for-one stock dividend such that there were 3,702,209 shares of common stock outstanding immediately prior to the Share Exchange and Private Placement. We issued no fractional shares in connection with the Share Exchange.

Pursuant to the terms of the Share Exchange, we agreed to register a total of 3,702,209 shares of common stock held by our shareholders immediately prior to the Share Exchange. Of these shares held by our shareholders, 1,703,017 shares would be covered by the registration statement filed in connection with the Private Placement (described below) and 1,999,192 shares will be included in a subsequent registration statement filed by us no later August 24, 2007, which is six months and 10 days after the date on which we filed the registration statement to register the shares issued in the Private Placement.

The Private Placement

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate gross proceeds of $2,902,946 (the "Private Placement"). Of the gross proceeds, $50,000 is represented by a subscription receivable from one investor. WestPark Capital, Inc. ("WestPark") acted as the placement agent for the Private Placement. For its services as placement agent, WestPark received an aggregate fee of approximately $261,265, which consisted of a commission equal to 9.0% of the gross proceeds from the financing. After commissions and expenses, we received net proceeds of approximately $2.3 million in the Private Placement.

Pursuant to Subscription Agreements entered into with the investors in the Private Placement, each share of the Series A Convertible Preferred Stock is convertible into shares of common stock at a conversion price equal to the per share purchase price. However, if we, at any time prior to the first trading day on which our common stock is quoted on the American Stock Exchange, Nasdaq Capital Market, Nasdaq Global Market or New York Stock Exchange (each a "Trading Market") sell or issue any shares of common stock in one or a series of transactions at an effective price less than such conversion price where the aggregate gross proceeds to us are at least $1.0 million, then the aforementioned conversion price shall be reduced to such effective price. Each share of the Series A Convertible Preferred Stock shall automatically convert into shares of common stock if (i) the closing price of our common stock on the Trading Market for any 10 consecutive trading day period exceeds $3.00 per share, (ii) the shares of common stock underlying the Series A Convertible Preferred Stock are subject to an effective registration statement, and (iii) the daily trading volume of the common stock on a Trading Market exceeds 25,000 shares per day for 10 out of 20 prior trading days. Upon liquidation, the holders of the Series A Convertible Preferred Stock shall receive $1.29 per share of the Series A Convertible Preferred Stock then held prior to any other distribution or payment made to holders of the common stock.

We agreed to and did file a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be traded on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market or NASDAQ Capital Market after which the one-ninth of their shares will automatically be released from the lock up on a monthly basis.

Some of the controlling shareholders, control persons of WestPark were also, prior to the completion of the Share Exchange, shareholders and/or control persons of our company, including Richard Rappaport, who is the Chief Executive Officer of WestPark and was the President and a significant shareholder of our company prior to the Share Exchange, Anthony C. Pintsopoulos, who is the Chief Financial Officer of WestPark and an officer, director and significant shareholder of our company prior to the Share Exchange and Kevin DePrimio and Jason Stern, each employees of WestPark and shareholders of our company prior to the Share Exchange. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with our company upon the closing of the Share Exchange. Affiliates of WestPark who own shares of our common stock have agreed to a lock-up whereby they shall not sell an aggregate of 1,528,933 shares of common stock held by them until that date which is nine months from the day that our common stock begins to be traded on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market, the OTC Bulletin Board or the Pink Sheets.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60 recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Securities and Exchange Commission (“SEC”) defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience, actuarial valuations and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by our management there may be other estimates or assumptions that are reasonable, we believe that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements. The accounting principles we utilized in preparing our consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Inventories

Our inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. It excludes borrowing costs. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.

We evaluate our inventories for excess, obsolescence or other factors rendering inventories as unsellable at normal gross profit margins. Write-downs are recorded so that inventories reflect the approximate market value and take into account our contractual provisions with our suppliers governing price protections and stock rotations. Due to the large number of transactions and complexity of managing the process around price protections and stock rotations, estimates are made regarding the valuation of inventory at market value.

In addition, assumptions about future demand, market conditions and decisions to discontinue certain product lines can impact the decision to write-down inventories. If assumptions about future demand change and/or actual market conditions are different than those projected by management, additional write-downs of inventories may be required. In any case, actual results may be different than those estimated.

Trade receivables

Trade and other receivables are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less provision for impairment. A provision for impairment of trade and other receivables is established when there is objective evidence that we will not be able to collect all amounts due according to the original terms of receivables. The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate. The amount of the provision is recognized in the income statement.

Foreign currency translation

Our consolidated financial statements are presented in United States dollars. Our functional currency is the Hong Kong Dollar (HKD). Our consolidated financial statements are translated into United States dollars from HKD at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Revenue recognition

Sales of goods are recognized when a company has delivered goods to the customer, the customer has accepted the goods and collectibility of the related receivables is reasonably assured. Commission income is recognized in the accounting period in which the services are rendered, by reference to completion of the specific transaction assessed on the basis of the actual service provided as a proportion of the total services to be provided. Interest income is recognized on a time-proportion basis using the effective interest method. When a receivable is impaired, we reduce the carrying amount to our recoverable amount, being the estimated future cash flow discounted at original effective interest rate of the instrument, and continue unwinding the discount as interest income. Dividend income and insurance claims are recognized when the right to receive payment is established.

Deferred income tax

Deferred income tax is provided in full, using the liability method, on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements. However, if the deferred income tax arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss, it is not accounted for. Deferred income tax is determined using tax rates (and laws) that have been enacted or substantially enacted by the balance sheet date and are expected to apply when the related deferred income tax assets is realized or the deferred income tax liability is settled.

Deferred income tax assets are recognized to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized.

Income taxes

We account for income tax using an asset and liability approach and allow for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize its benefits, or that future realization is uncertain.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Year ended December 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100%
Cost of sales	94.6%	90.1%	88%
Gross profit	5.4%	9.9%	12%
Administrative and other operating expenses	4.0%	2.7%	2.0%
Income from operations	1.4%	7.2%	10%
Other Income	0.0%	1.8%	0.8%
Interest expense	0.4%	0.8%	1.3%
Income before taxes	1.0%	8.2%	9.5%
Income taxes	0.4%	1.5%	1.6%
Net income	0.6%	6.7%	7.9%

Comparison of year ended December 31, 2006 (“Fiscal 2006”) with year ended December 31, 2005 (“Fiscal 2005”)

Net sales for Fiscal 2006 were $81.1 million as compared to $63.1 million for Fiscal 2005, an increase of $18.0 million, or 28.6%. This increase was largely due to improved sale of watch movements, which was $73 million for Fiscal 2006, accounting for 90% of our revenue for the year, an increase of 24.1% as compared to $58.9 million of watch movement sales for Fiscal 2005. Sales of completed watches for Fiscal 2006 were $8.1 million as compared to $4.2 million for Fiscal 2005, an increase of 90.1%.

Cost of sales for Fiscal 2006 was $71.4 million, or 88% of net sales, as compared to $56.8 million for Fiscal 2005, or 90.1% of net sales. The increase in total dollars was attributable to higher costs associated with our products and the decrease as a percentage of net sales was attributable to improved economy of scale and more trading volume of watch movements. Our increase in revenue was 29% and our increase in cost of sales was 21% for Fiscal 2006 compared to Fiscal 2005.

Gross profit for Fiscal 2006 was $9.7 million, or 12% of net sales, compared to $6.3 million, or 9.9% of net sales for Fiscal 2005. The increase in our gross profit margin for Fiscal 2006 is primarily due to the increase in sales of higher-margin products and economy of scale, in addition to the diversification of products over our current sales channels.

Administrative and other operating expenses were $1.3 million, or 2.0% of net sales, for Fiscal 2006, as compared to $1.7 million, or 2.7% of net sales, for Fiscal 2005. The decrease as a percentage of net sales was primarily attributable to economy of scale. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Interest expense increased $546,000 to $1.1 million for Fiscal 2006, compared to $350,000 for Fiscal 2005. This increase is primarily attributable to higher borrowing levels to maintain adequate inventory, and higher borrowing rates. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Net income for Fiscal 2006 was $6.4 million, compared to net income of $4.2 for Fiscal 2005.

Comparison of year ended December 31, 2005 (“Fiscal 2005”) with year ended December 31, 2004 (“Fiscal 2004”)

Net sales for Fiscal 2005 were $63.1 million as compared to $36.6 million for Fiscal 2004, an increase of $26.5 million, or 72.6%. This increase was largely due to improved sale of watch movements and completed watches. Sales of watch movements for Fiscal 2005 were $58.9 million as compared to $36.6 million for Fiscal 2004, an increase of 61.0%. Sales of completed watches for Fiscal 2005 were $4.2 million; there were no sales of completed watches for Fiscal 2004.

Cost of sales for Fiscal 2005 were $56.8 million or 90.1% of net sales, as compared to $34.6 million for Fiscal 2004 or 94.6% of net sales. The increase in total dollars was attributable to higher costs associated with our products and the decrease as a percentage of net sales was attributable to improved economy of scale.

Gross profit for Fiscal 2005 was $6.3 million, or 9.9% of net sales, compared to $2.0 million, or 5.4% of net sales for Fiscal 2004. The increase in our gross profit margin for Fiscal 2005 is primarily due to the increase in sales of higher-margin products and economy of scale.

Administrative and other operating expenses were $1.7 million, or 2.7% of net sales, for Fiscal 2005, as compared to $1.5 million, or 4.0% of net sales, for Fiscal 2004. The decrease as a percentage of net sales was attributable to economy of scale.

Interest expense increased $350,000 for Fiscal 2005 to $515,000, compared to $165,000 for Fiscal 2004. This increase is primarily attributable to higher borrowing levels to maintain adequate inventory, and higher borrowing rates.

During Fiscal 2005, we recorded a provision for income taxes of $949,000.

Net income for Fiscal 2005 was $4.2 million, compared to net income of $225,000 for Fiscal 2004.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2006 we had general banking facilities amounted to $13.7 million for overdraft, letter of credit, trust receipt, invoice financing and export loans granted by ten banks. Interest on the facilities ranged from minus 2.0 to 0.75% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). These banking facilities were secured by the leasehold properties, time deposits and held-to maturity investments of the group and personal guarantees executed by our Chairman of the Board.

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate gross proceeds of $2,902,946 (the “Private Placement”). Of the gross proceeds, $50,000 is represented by a subscription receivable from one investor. WestPark Capital, Inc. (“WestPark”) acted as the placement agent for the Private Placement. For its services as placement agent, WestPark received an aggregate fee of approximately $261,265, which consisted of a commission equal to 9.0% of the gross proceeds from the financing. After commissions and expenses, we received net proceeds of approximately $2.3 million in the Private Placement.

Pursuant to Subscription Agreements entered into with the investors in the Private Placement, each share of the Series A Convertible Preferred Stock is convertible into shares of common stock at a conversion price equal to the per share purchase price. However, if we, at any time prior to the first trading day on which our common stock is quoted on the American Stock Exchange, Nasdaq Capital Market, Nasdaq Global Market or New York Stock Exchange (each a “Trading Market”) sell or issue any shares of common stock in one or a series of transactions at an effective price less than such conversion price where the aggregate gross proceeds to us are at least $1.0 million, then the aforementioned conversion price shall be reduced to such effective price. Each share of the Series A Convertible Preferred Stock shall automatically convert into shares of common stock if (i) the closing price of our common stock on the Trading Market for any 10 consecutive trading day period exceeds $3.00 per share, (ii) the shares of common stock underlying the Series A Convertible Preferred Stock are subject to an effective registration statement, and (iii) the daily trading volume of the common stock on a Trading Market exceeds 25,000 shares per day for 10 out of 20 prior trading days. Upon liquidation, the holders of the Series A Convertible Preferred Stock shall receive $1.29 per share of the Series A Convertible Preferred Stock then held prior to any other distribution or payment made to holders of the common stock.

We agreed to file a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor.

For the year ended December 31, 2006, net cash provided by operating activities was approximately $163,000, as compared to net cash used in operating activities of $506,000 for the comparable period in 2005. The increase in net cash provided by operating activities is primarily attributable to increase in net income, partially offset by an increase in cash used for accounts receivable. Net cash used in investing activities was $860,000 for the year ended December 31, 2006, which was relatively similar to the $875,000 in cash used for the comparable period in 2005. Net cash provided by financing activities was $235,000 for the year ended December 31, 2006 as compared to $1.2 million for the comparable period in 2005. The decrease in net cash provided by financing activities was attributable to dividends paid of $2.5 million in 2006 as compared to $640,000 in 2005.

For fiscal year 2006, 2005 and 2004, our inventory turnover was 10.8, 10.8 and 13.2 times, respectively. The average days outstanding of our accounts receivable at December 31, 2006 were 29 days, as compared to 24 days at December 31, 2005. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. We have no plans for significant capital expenditures in the next 12 months.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next 12 months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Other than those commitments and obligations being entered into in the normal course of business, we do not have any additional, material capital commitments and obligations due to other parties.

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last two fiscal years.

Change In Accountants

On February 23, 2007, we dismissed AJ. Robbins, PC (“AJ. Robbins”) as our independent registered public accounting firm. We engaged AJ. Robbins to audit our financial statements for the period from January 3, 2006 (inception) to February 28, 2006 (collectively, the “Audited Financial Statements”). The decision to change accountants was approved and ratified by our Board of Directors. The report of AJ. Robbins on the Audited Financial Statements did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to our ability to continue as a going concern. During the period beginning from the time we engaged AJ. Robbins as our auditors through February 23, 2007, there have been no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect us, which disagreements if not resolved to the satisfaction of AJ. Robbins would have caused AJ. Robbins to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such periods. We have engaged Dominic KF Chan & Co. as our independent registered public accounting firm, which was the independent registered public accounting firm for Times Manufacture prior to the Share Exchange.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory costs - an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash flow as required under current literature. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company is adopting SFAS 123R effective January 1, 2006 using the modified prospective method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position or results of operations.

The FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in the Company’s 2006 annual report on Form 10-KSB. The Company is assessing the impact on the adoption of SFAS No. 158 will have on the Company’s consolidated financial position.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk. We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. As we are getting more new customers and offering credit terms, financial efficiency, we believe that cash flow and controlling bad debt and late payment become more and more important. We carry out thorough research through public filing records available on our new customers, coupled with the employment of business intelligence information provider, before extending any credit to new customers. Different levels of credit periods and credit limits are granted to different customers according to their size, financial position, business position and payment history, among other factors, in order to offer the right credit terms to our customers to enhance competitiveness yet manage the risk. We have not recorded bad debt since inception.

Foreign Currency Risk. The functional currency of our company is the Hong Kong Dollar (HKD). In the future, we expect Renminbi (RMB) also to be a functional currency. Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in HKD and in the future will include RMB. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. Dollar. Exchange rate fluctuations may adversely affect the value, in U.S. Dollar terms, of our net assets and income derived from its operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

Country Risk. The substantial portion of our business, assets and operations are located and conducted in Hong Kong and China. While these economies have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of Hong Kong and China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to Asia Time Corporation’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” who is also our Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, upon the closing of the Share Exchange on January 23, 2007, which occurred after the end of the fiscal year covered by this report, the internal control over financial reporting utilized by Times Manufacture prior to the Share Exchange became the internal control over financial reporting of our company. Upon closing of the Share Exchange, we (i) became the 100% parent of Times Manufacture, which has eight wholly-owned subsidiaries consisting of Times Manufacturing & E-Commerce Corporation Ltd., TME Enterprise Ltd., Citibond Design Ltd. and Megamooch Online Ltd., each of which is a British Virgin Islands corporation, and the Hong Kong incorporated subsidiaries Billion Win International Enterprise Ltd., Goldcome Industrial Ltd., Citibond Industrial Ltd., and Megamooch International Ltd., (ii) assumed the operations of Times Manufacture and its subsidiaries, and (iii) changed our name from SRKP 9, Inc. to Asia Time Corporation. Following the Share Exchange the sole business conducted by our company became the business conducted by Times Manufacture, and the officers and directors of Times Manufacture became the officers and directors of our company. We believe these changes will materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Upon closing of the Share Exchange, the following individuals were named to our board of directors and executive management:

Name	Age	Position
Kwong Kai Shun	43	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Michael Mak	60	Director

Kwong Kai Shun has been the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Times Manufacture since 2002. Mr. Kwong was educated in Hong Kong, receiving a Post-Secondary Diploma in 1983. He started his career with Wah Kwong Hon Trading Ltd. In 1983; when he left four years later, he was sales manager for the optical and eyewear company. He held management positions with Zeiss Optical Co. and Wing Hing Optical Co. Ltd. for the next four years. In 1991, he founded and served as Managing Director for Song Lam Industrial Ltd. where he developed his network of contacts and connections throughout China and Southeast Asia. He joined Stanford International Holdings in 1999 and was part of management of BonusAmerica and resigned in 2005.

Michael Mak has been Director of Times Manufacture’s subsidiaries since 2005. Mr. Mak currently serves as President, CEO and a Director of BonusAmerica Worldwide Corp., a Nevada corporation. An independent entrepreneur, Mr. Mak founded Stanford International Holding Corporation in 1999 and BonusAmerica Corporation in 2002. He ran eCommerce, a direct marketing firm, from 1999 to present. Mr. Mak started his business career after high school at Berlin & Company (Hong Kong), a financial company, in 1963 as a foreign exchange dealer. He was promoted to Manager five years later, and made Associate Partner in 1972. He managed the organization until 1985 when he immigrated to the USA. He subsequently founded and managed the following corporations: Triwell International Corporation, 1985 to 2005, an importer and wholesaler of general merchandise; Unitex Trading Corporation, 1987 to present, a designer and manufacturer of brand-name leather goods and watches, wholesaling to department stores and specialties stores throughout North America; and Dingbats Inc., 1995 to present, a designer and importer of timepieces and licensed watches to discount stores.

Family Relationships

None

Director Compensation

We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. We intend to create board committees, including an independent audit committee, in the near future. We also are not currently required to maintain independent members of our Board of Directors. If we are successful in listing our common stock on the American Stock Exchange, it would be required to have, prior to listing, an independent audit committee formed, in compliance with the requirements for listing on the American Stock Exchange and in compliance with Rule 10A-3 of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Our securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Our current officers, directors and beneficial holders of 10% or more of our equity securities became subject to such requirement and to date, based solely upon a review of Forms 3, 4, and 5 and any amendments thereto furnished to us during our most recent fiscal year, none of our officers or directors has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

Subsequent to the Share Exchange, we have not yet adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities. We intend to adopt a code in the near future.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Prior to the Share Exchange on January 23, 2007, we were a “blank check” shell company that was formed to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The officers and directors of our company prior to the Share Exchange are no longer employed by or affiliated with our company.  Richard Rappaport and Anthony Pintsopolous, our President and Chief Financial Officer, respectively, during 2006 prior to Share Exchange, received no compensation or other perquisites for serving in such capacity.

Our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Kwong Kai Shun, determined the compensation for our current executive officers that was earned and paid in fiscal 2006.  Compensation for our current executive officers, which consist solely of Kwon Kai Shun, is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf.]  Key areas of corporate performance taken into account in setting compensation policies and decisions are growth of sales, cost control, profitability, and innovation.  The key factors may vary depending on which area of business a particular executive officer’s work is focused on.  Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development.  For these reasons, the elements of compensation of our executive officers are salary, housing and bonus.  The salary and housing components of compensation are paid and rewarded to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement. With respect to the amount of a bonus, we determine company achievement based on performance factors and results of operations such as revenues generated, cost of revenues, net income, and whether we obtain significant contracts. We determine achievement level of an executive based on performance factors such as contribution to the achievement of the company.

We believe that the salaries paid to our executive officers during 2006, 2005, and 2004 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company, as measured by the local market in Hong Kong and China.  We determine market rate by conducting a comparison with the local geographic area averages and industry averages in Hong Kong and China.   Currently, we have no specific plans to provide raises after we have become a company with securities publicly traded in the United States.  Although no specific plans have yet been discussed, we may adopt such a plan to provide raises to our executive officers in the future.  Adopting higher compensation in the future may be based on the increased amount of responsibilities to be assumed by each of the executive officers after we become a publicly listed company.  We may also expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.

Our board of directors has not yet developed or considered a compensation program for our executive officers for fiscal 2007 and beyond.  It is expected that our board will seek to establish a compensation program for executive officers that will be designed to attract, as needed, individuals with the skills necessary for us achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.  We also expect that our executive compensation program will be designed to afford our executive officers a sense of ownership in our company and overall entrepreneurial spirit, and to link rewards to measurable company and individual performance.

In addition, our board of directors does not currently have a compensation committee. We anticipate that our board of directors will establish a compensation committee in fiscal 2007 that will be comprised of non-employee members of our board of directors. Our current expectation is that the compensation committee of our board of directors will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. Those companies may or may not be public companies or companies located in Hong Kong or China or even, in all cases, companies in a similar business. For 2007, until such time as a formal compensation program and committee is established, which we expect will occur in 2007, our board of directors will determine the bonus levels for 2007 after the completion of the fiscal year. After the compensation committee is formed, it will make such determinations. Employment Agreements. On January 1, 2007, Kwong Kai Shun began receiving compensation under a plan pursuant to which he receives monthly compensation with respect to salary, housing and insurance in the amounts of $20,000, $3,000 and $1,000, respectively. Mr. Kwong will also receive an annual bonus equivalent to three months salary. The compensation for Mr. Kwong was set and approved by the Board of Directors.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2006, 2005, and 2004 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary	All Other Compensation(2)	Total

Kwong Kai Shun	2006	$61,538	$12,312	$73,850
Chief Executive Officer, Chief Financial Officer and Chairman of the Board	2005	62,500	13,500	75,500
	2004	62,000	13,500	75,500

Richard Rappaport(1)	2006	—	—	—
Former Chief Executive Officer and Former Director	2005	—	—	—
	2004	—	—	—

Anthony Pintsopoulos(1)	2006	—	—	—
Former Chief Financial Officer and Former Director	2005	—	—	—
	2004	—	—	—

(1)	Messrs. Rappaport and Pintsopoulos resigned from all positions with the Company upon the close of the Share Exchange on January 23, 2007.

(2)	This relates to automobile, housing and medical personal benefits.

Grants of Plan-Based Awards in 2006

There were no option grants in 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

There were no option exercises or options outstanding in 2006.

Option Exercises and Stock Vested in Fiscal 2006

There were no option exercises or stock vested in 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
All Directors (total of 2 persons)	-	-	-	-	-	-	-

For the year ended December 31, 2006, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

In January 1, 2007, Michael Mak began receiving compensation under a plan pursuant to which he receives monthly compensation with respect to salary, housing and insurance in the amounts of $15,000, $3,000 and $1,000, respectively. Mr. Mak will also receive an annual bonus equivalent to two months salary. The annual bonus is subject to a minimum achievement of US$2million annual profit -before-tax and is payable on the 31st of March of each year. The compensation for Mr. Mak was set and approved by the Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 1, 2007 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Immediately after the closing of the Share Exchange and Private Offering, we had 23,156,629 issued and outstanding shares of common stock, 2,250,348 shares of Series A Preferred Stock, no options and warrants to purchase shares of common stock.

The following table sets forth as of April 1, 2007 certain information with respect to beneficial ownership of our common stock immediately after the closing of the Share Exchange based on 23,156,629 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of the company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Asia Time Corporation, Room 1601-1604, 16/F., CRE Centre, 889 Cheung Sha Wan Road, Kowloon, Hong Kong.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned

Officers and directors

Kwong Kai Shun	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	19,454,420		84.0%

Michael Mak	Director	—		—

Officers and Directors as a Group (2 persons)		19,454,420		84.0%

5% of more shareholders

Kam Yuen Suite 2911 Shell Tower Times Square 1 Matheson Street Causeway Bay, Hong Kong		1,550,388	(1)	6.3%

Debbie Schwartzberg 1900 Avenue Of The Stars Suite 301 Los Angeles, CA 90067		1,332,795		5.8%

Richard Rappaport 1900 Avenue Of The Stars Suite 301 Los Angeles, CA 90067		1,332,795		5.8%

(1)
Represents 775,194 shares of Series A Convertible Preferred Stock held by Success Day International Limited and 775,194 shares of Series A Convertible Preferred Stock held by Sino Sky Enterprise Limited. The Preferred Stock is convertible into shares of Common Stock. Mr. Kam Yuen may be deemed to be the beneficial owner of the shares as the majority shareholder of each of Success Day International Limited and Sino Sky Enterprise Limited. Mr. Kam Yuen disclaims beneficial ownership of the shares except to the extent of his pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Times Manufacture & E-Commerce Corporation Limited

Times Manufacture & E-Commerce Corporation Limited (“Times Manufacture”) is our wholly-owned subsidiary, which has interlocking executive and director positions with us.

January 2007 Share Exchange

On January 23, 2007, we completed the Share Exchange with Times Manufacture and the former sole shareholder of Times Manufacture. At the closing, Times Manufacture became our wholly-owned subsidiary and 100% of the issued and outstanding securities of Times Manufacture were exchanged for our securities. An aggregate of 19,454,420 shares of our common stock were issued to this shareholder. Further to the Share Exchange, Times Manufacture paid an aggregate of $350,000 to the shareholders of SRKP 9, Inc. As of the close of the Share Exchange, these shareholders owned approximately 84.0% of our issued and outstanding stock. Moreover, concurrent with the closing of the Share Exchange, our board appointed Kwong Kai Shun as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, as well as Michael Mak as a director. Kwong Kai Shun is Chief Executive Officer and director of Times Manufacture.

WestPark Capital, Inc.

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate of $2,902,946 (the “Private Placement”). WestPark Capital, Inc. (“WestPark”) acted as the placement agent for the Private Placement. Of the gross proceeds, $50,000 is represented by a subscription receivable from one investor. For its services as placement agent, WestPark received an aggregate fee of approximately $261,265, which consisted of a commission equal to 9.0% of the gross proceeds from the financing. WestPark is also going to serve as the underwriter for a public offering that we intend to conduct. Upon the closing of the offering, we agreed to sell to WestPark Capital, Inc. warrants to purchase up to a number of shares of our common stock that will be determined. The warrants will be exercisable on their date of issuance at a per share exercise price equal to 120% of the public offering price, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire five years. The holders of shares of common stock acquired upon exercise of the warrants have the right to include such shares in any future registration statements filed by us and to demand one registration for the shares. In addition, we have agreed to indemnify the underwriters against some liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to payments that the underwriters may be required to make in respect thereof. We will pay WestPark a non-accountable expense allowance to be determined. We also agreed to retain WestPark as a consultant to assist us with shareholder and investor matters. The consulting arrangement will be for a period of 12 months, which will commence upon the closing of the offering, at a rate of $3,000 per month.

Some of the controlling shareholders, control persons of WestPark were also, prior to the completion of the Share Exchange, shareholders and/or control persons of our company, including Richard Rappaport, who is the Chief Executive Officer of WestPark and was the President and a significant shareholder of our company prior to the Share Exchange, Anthony C. Pintsopoulos, who is the Chief Financial Officer of WestPark and an officer, director and significant shareholder of our company prior to the Share Exchange and Kevin DePrimio and Jason Stern, each employees of WestPark and shareholders of our company prior to the Share Exchange. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with our company upon the closing of the Share Exchange. Affiliates of WestPark who own shares of our common stock have agreed to a lock-up whereby they shall not sell an aggregate of 1,528,933 shares of common stock held by them until that date which is nine months from the day that our common stock begins to be traded on either the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market, the OTC Bulletin Board or the Pink Sheets.

Agreement of Kwong Kai Shun

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement with the investors in the Private Placement. Mr. Kwong agreed to place 2,326,000 shares of his company common stock in escrow for possible distribution to the investors (the “Escrow Shares”). If our annual net income for 2006 or 2007 as set forth in its filings with the Securities and Exchange Commission is less than $6.3 million or $7.7 million, respectively, a portion if not all of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. In addition, Mr. Kwong has agreed to purchase all shares of Series A Preferred Stock then held by such investors at a per-share purchase price of $1.29 if our common stock shall fail to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before June 30, 2007. The number of shares Mr. Kwong will distribute to shareholders will be determined by the number of common stock that have not been sold by the investors multiplied by the shortfall in a valuation agreed upon by the parties. In no circumstances will the shares distributed by Mr. Kwong exceed 2,326,000. Each shareholder will receive a pro rata amount of shares based on the number of the shares that they hold at the time of distribution. In the event that Mr. Kwong transfers share to investors, it is anticipated that the transfer will be effected under an exemption from registration pursuant to the Securities Act of 1933, as amended.

We believe that the WestPark Capital and Kwong Kai Shun arrangements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

Director Independence

See Item 10 “Directors, Officers and Corporate Governance” for a discussion of board member independence.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 (a) of Regulation S-K. We intend to adopt such a policy once we establish an audit committee, which we anticipate occurring in 2007.

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31, 2006 and 2005, we retained Dominic K. F. Chan & Co., Certified Public Accountants to provide services as follows:

	Fees for the Year Ended December 31
Services	2006	2005
Audit fees(1)	$62,695	$100,000
Audit-related fees(2)	—	$31,141
Tax fees(3)	—	—
All other fees	—	—

Total audit and non-audit fees	$62,695	$131,141

(1)
These are fees for professional services performed by Dominic K. F. Chan & Co., Certified Public Accountants for the audit of our annual financial statements, review of our quarterly reports, review of our Registration Statement on Form S-1.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

(3)	“Tax Fees” consist of fees billed for services rendered in connection with tax compliance, tax advice and tax planning.

Pre-Approval Policy

We do not maintain an audit committee. Our Board as a whole pre-approves all services provided by Dominic K. F. Chan & Co. and has concluded that such services are compatible with Dominic K. F. Chan & Co.'s independence as our auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2. Financial Statement Schedule: Not applicable.

3. Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kowloon, Hong Kong, on April 17, 2007.

Asia Time Corporation

/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kwong Kai Shun	Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer; Principal Financial and Accounting Officer)	April 17, 2007
Kwong Kai Shun
/s/ Michael Mak	Director	April 17, 2007
Michael Mak

Exhibit Index

Exhibit No.	Exhibit Description
2.1
Share Exchange Agreement, dated as of December 15, 2006, by and among the Registrant, Kwong Kai Shun and Times Manufacture & E-Commerce Corporation, Limited (incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).

3.1
Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-51981) filed with the Securities and Exchange Commission on May 5, 2006).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-51981) filed with the Securities and Exchange Commission on May 5, 2006).

3.3	Articles of Merger Effecting Name Change (incorporated by reference from Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).

3.4
Certificate Of Designations, Preferences And Rights Of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form SB-2 filed August 20, 2004).

10.1
Form of Subscription Agreement dated as of January 23, 2007 and February 9, 2007 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*             This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

ASIA TIME CORPORATION

FINANCIAL STATEMENTS

(Stated in US dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Asia Time Corporation
(Formerly SRKP 9, Inc.)

We have audited the accompanying consolidated balance sheets of Asia Time Corporation (the “Company”) and its subsidiaries (collectively referred as the “Group”) as of December 31, 2006 and 2005, and the related consolidated income statement, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
April 12, 2007

ASIA TIME CORPORATION
(formerly known as SRKP 9, Inc.)

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	At December 31,
	2006	2005
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	319,814	780,090
Restricted cash	4,523,679	4,306,474
Accounts receivable	8,188,985	4,829,586
Prepaid expenses and other receivables - Note 9	2,126,133	394,236
Tax prepayment	767	16,367
Inventories, net - Note 10	6,620,361	6,584,792
Prepaid lease payments - Note 12	22,958	7,993

Total Current Assets	21,802,697	16,919,538
Deferred tax assets - Note 7	14,042	-
Plant and equipment, net - Note 11	890,258	682,901
Leasehold lands - Note 12	895,322	315,939
Held-to-maturity investments - Note 13	301,196	301,954
Intangible assets - Note 14	337,836	584,149
Restricted cash	257,301	-

TOTAL ASSETS	24,498,652	18,804,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	770,360	1,236,418
Other payables and accrued liabilities - Note 15	190,358	145,249
Advance from related parties - Note 16	33,000	28,854
Income tax payable	1,453,051	864,205
Unearned income - Note 17	-	1,598,314
Bank borrowings - Note 18	13,205,167	10,064,129

Total Current Liabilities	15,651,936	13,937,169
Deferred tax liabilities - Note 7	31,711	-

TOTAL LIABILITIES	15,683,647	13,937,169

COMMITMENTS AND CONTINGENCIES - Note 20

See notes to Consolidated Financial Statements

ASIA TIME CORPORATION
(formerly known as SRKP 9, Inc.)

CONSOLIDATED BALANCE SHEETS (Cont’d)
(Stated in US Dollars)

	At December 31,
	2006	2005
	$	$
STOCKHOLDERS’ EQUITY
Preferred stock
Par value : 2006 - US$0.0001 (2005 - none)
Authorized: 2006 - 10,000,000 shares (2005 - none)
Issued and outstanding: 2006 - none issued (2005 - none)	-	-

Common stock
Par value : 2006 - US$0.0001 (2005 - US$0.0001)
Authorized: 2006 - 100,000,000 shares (2005 - 100,000,000)
Issued and outstanding: 2006 - 23,156,629 shares (2005 - 23,156,629)	2,316	2,316
Additional paid-in capital	656,095	653,928
Accumulated other comprehensive income	7,470	13,549
Retained earnings	8,149,124	4,197,519

TOTAL STOCKHOLDERS’ EQUITY	8,815,005	4,867,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,498,652	18,804,481

See notes to consolidated financial statements

ASIA TIME CORPORATION
(formerly known as SRKP 9, Inc.)

CONSOLIDATED STATEMENT OF INCOME
(Stated in US Dollars)

	Year ended December 31,
	2006	2005
	$	$

Net sales	81,134,275	63,078,409
Cost of sales - Note 22	(71,393,755)	(56,813,199)

Gross profit	9,740,520	6,265,210
Depreciation	(325,995)	(259,127)
Administrative and other operating expenses - Note 23	(1,291,837)	(1,436,069)

Income from operations	8,122,688	4,570,014
Other income - Note 5	661,587	1,094,772
Interest expenses - Note 6	(1,060,536)	(514,637)

Income before taxes	7,723,739	5,150,149
Income taxes - Note 7	(1,325,761)	(948,933)

Net income	6,397,978	4,201,216

Earnings per share of common stock - Note 8
- Basic	0.27	0.18
- Diluted	0.25	0.16

Weighted average number of common stock - Note 8
- Basic	23,156,629	23,156,629
- Diluted	25,406,977	25,406,977

See notes to consolidated financial statements

ASIA TIME CORPORATION
(formerly known as SRKP 9, Inc.)

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
		$	$	$	$	$

Balance, January 1, 2005	23,156,629	2,316	653,928	412	639,151	1,295,807
Comprehensive income
Net income	-	-	-	-	4,201,216	4,201,216
Foreign currency translation
adjustments	-	-	-	13,137	-	13,137
Total comprehensive income	-	-	-	13,137	4,201,216	4,214,353
Dividends	-	-	-	-	(642,848)	(642,848)

Balance, December 31, 2005	23,156,629	2,316	653,928	13,549	4,197,519	4,867,312
Issuance of common stock	-	-	2,167	-	-	2,167
Comprehensive income
Net income	-	-	-	-	6,397,978	6,397,978
Foreign currency translation
adjustments	-	-	-	(6,079)	-	(6,079)
Total comprehensive income	-	-	-	(6,079)	6,397,978	6,391,899
Dividends	-	-	-	-	(2,446,373)	(2,446,373)

Balance, December 31, 2006	23,156,629	2,316	656,095	7,470	8,149,124	8,815,005

See notes to consolidated financial statements

ASIA TIME CORPORATION
(formerly known as SRKP 9, Inc.)

CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Stated in US Dollars)

	Year ended December 31,
	2006	2005
	$	$
Cash flows from operating activities
Net income	6,397,978	4,201,216
Adjustments to reconcile net income to net cash flows
provided by operating activities :
Amortisation of intangible assets	154,436	154,438
Amortisation of leasehold lands	23,247	7,968
Depreciation	325,995	259,127
Loss on disposal of plant and equipment	7,715	-
Gain on disposal of intangible assets	(210,594)	-
Income taxes	1,325,761	948,933

Changes in operating assets and liabilities :
Accounts receivable	(3,369,347)	(1,445,937)
Prepaid expenses and other receivables	(1,731,789)	334,759
Inventories	(52,056)	(2,633,977)
Accounts payable	(462,658)	(573,017)
Other payables and accrued liabilities	45,445	103,007
Advance from related parties	4,237	(60,511)
Income tax payable	(701,921)	(199,079)
Unearned income	(1,593,280)	(1,603,082)

Net cash flows provided by / (used in) operating activities	163,169	(506,155)

Cash flows from investing activities
Acquisition of leasehold lands	(618,025)	(330,884)
Acquisition of held-to-maturity investments	-	(301,007)
Acquisition of plant and equipment	(544,678)	(243,504)
Proceeds from disposal of plant and equipment	2,031	-
Proceeds from disposal of intangible assets	300,849	-

Net cash flows used in investing activities	(859,823)	(875,395)

Cash flows from financing activities
Proceeds from issuance of common stocks	2,167	-
Proceeds from new short-term bank loans	1,700,622	346,622
Repayment of short-term bank loans	(525,535)	(408,211)
Net advancement of other bank borrowings	1,789,269	2,946,182
Increase in restricted cash	(484,997)	(755,170)
Increase/(decrease) in bank overdrafts	199,893	(250,997)
Dividends paid	(2,446,373)	(642,848)

Net cash flows provided by financing activities	235,046	1,235,578

Net increase in cash and cash equivalents	(461,608)	(145,972)
Effect of foreign currency translation on cash and cash equivalents	1,332	14,575
Cash and cash equivalents - beginning of year	780,090	911,487

Cash and cash equivalents - end of year	319,814	780,090

See notes to consolidated financial statements

ASIA TIME CORPORATION
(formerly known as SRKP 9, Inc.)

CONSOLIDATED STATEMENTS OF
CASH FLOWS (Cont’d)
(Stated in US Dollars)

	Year ended December 31,
	2006	2005
	$	$
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	1,060,536	514,637
Income taxes	701,921	199,079

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Change of company name

Effect from January 23, 2007, the Company changed its name from SRKP 9, Inc. to Asia Time Corporation (the “Company”).

2.	Corporation information and reorganization

Asia Time Corporation (the “Company”) (formerly SRKP 9, Inc.) was incorporated in the State of Delaware on January 3, 2006.

Recapitalisation

The Company entered into an Exchange Agreement dated December 15, 2006 (the “Exchange Agreement”) with Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”) and Mr. Kwong Kai Shun, the sole shareholder of the 100% of the capital shares of Times Manufacture, (“Original Shareholder”). The closing of the Exchange Agreement occurred on January 23, 2007.

The Company effectuated a 1.371188519-for-one stock reverse split in the course of the share exchange process such that there were 3,702,209 shares of common stock outstanding immediately prior to the closing of the Exchange Agreement.

At the closing of the Exchange Agreement, the Company acquired all of Times Manufacture’s capital shares (the “Times Manufacture Shares”) from the Original Shareholder, and the Original Shareholder transferred and contributed all of his Times Manufacture Shares to the Company. In exchange, the Company issued 19,454,420 shares of its Common Stock to the Original Shareholder.

As a result of the closing of the Exchange Agreement, Times Manufacture became the wholly owned subsidiary of the Company and became the Company’s main operational business. The Exchange transaction, for accounting and financial reporting purposes, is deemed to be a reverse takeover transaction (“RTO”).

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Times Manufacture become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements have been prepared as if the Company had been in existence since the beginning of the earliest period presented and throughout the whole periods covered by these financial statements, though SRKP 9, Inc. is established in January 2006 and therefore the figures presented for the common stock of the Company as a recapitalization in Year 2005 is for comparative purpose.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Corporation information and reorganization (Cont’d)

Restructuring

For the purpose of RTO, the companies comprising Times Manufacture group underwent the restructuring on December, 2005 (the “Re-structuring”), Times Manufacture acquired all of the outstanding and issued shares of common stock of its subsidiaries (including Times Manufacturing & E-Commerce Corporation Limited (“TMEHK”), Billion Win International Enterprise Limited (“BW”), Citibond Industrial Limited (“CI”), Goldcome Industrial Limited (“GI”) and Megamooch International Limited (“MI”)) from their then existing stockholders in consideration for the issuance of 20,000 shares of $1 each of the company’s voting common stock, representing 99.99% of the voting power in Times Manufacture.

Times Manufacture Corporate Structure - Before Restructuring

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Corporation information and reorganization (Cont’d)

Times Manufacture Corporate Structure - After Restructuring

3.	Description of business

The Company and its subsidiaries is engaged in trading of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding

Times Manufacturing & E-Commerce Corporation Ltd	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding

Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components

Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components

Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components

Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components

TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding

Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive

Megamooch Online Ltd	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies

Basis of presentation and consolidation

On January 23, 2007, the RTO were completed. Accordingly, accounting for recapitalization is adopted for the preparation of consolidated financial statements. Generally, this means that the consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of consolidated financial statements of Times Manufacture.

The comparative figures represent the financial position of Times Manufacture group and the results of their operations and their cash flows.

On December, 2005, the Restructuring was completed and accordingly, accounting for recapitalization is adopted for the preparation of the comparative figures of the consolidated financial statements. It means that the consolidated financial statements for the year ended December 31, 2005 are issued under the name of the legal parent, Times Manufacture, but includes the consolidated financial statements of TME Enterprise Limited, Citibond Design Limited and Megamooch Online Limited and the combined financial statements of TMEHK, BW, CI, GI and MI.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

The Company also evaluates consolidation of entities under Financial Accounting Standards Board (FASB) Interpretation No.46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment and intangible assets. Actual results could differ from those estimates.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of accounts receivable. The Group extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the management of the Group has delegated a team responsibility for determination of credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Group reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, the directors of the Group consider that the Group’s credit risk is significantly reduced. Other than set forth below, no customers represented 10% or more of the Group’s net sales and accounts receivable.

At December 31, 2006 and 2005, customers represented 10% or more of the Group’s net sales and their related accounts receivable are:

	Year ended December 31
	2006	2005
	$	$

Net sales	18,522,641	22,160,635
Accounts receivable	1,463,565	-

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Restricted cash

Deposits in banks for securities of bank overdrafts and borrowings that are restricted in use are classified as restricted cash.

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Group does not accrue interest on trade accounts receivable.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Accounts receivable (Cont’d)

During the reporting years, the Group had no bad debt experienced and, accordingly, did not make any allowance for doubtful debts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Group’s reserve requirements generally increase as the management projected demand requirements; decrease due to market conditions, product life cycle changes. During the reporting years, the Company did not make any allowance for slow-moving or defective inventories.

Leasehold land

Leasehold lands, representing upfront payment for land use rights, are capitalized at their acquisition cost and amortized using the straight-line method over the lease terms.

Intangible assets

Intangible assets with limited useful lives are stated at cost less accumulated amortisation and accumulated impairment losses.

Amortisation of intangible assets is provided using the straight-line method over their estimated useful lives at the following annual rates :-

Trademarks	20%
Websites	20%

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Held-to-maturity investments

The company’s policies for investments in debt and equity securities are as follows:

Non-derivative financial assets with fixed or determinable payments and fixed maturities that the company has the positive ability and intention to hold to maturity are classified as held-to-maturity securities. Held-to-maturity securities are initially recognised in the balance sheet at fair value plus transaction costs. Subsequently, they are stated in the balance sheet at amortised cost using the effective interest method less any identified impairment losses.

Investments are recognised / derecognised on the date the company commits to  purchase / sell the investments or they expire.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates :-

Buildings	over the unexpired lease term
Furniture and fixtures	20 - 25%
Office equipment	25 - 33%
Machinery and equipment	25 - 33%
Moulds	33%
Motor vehicles	25 - 33%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Group recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.

No impairment of long-lived assets was recognized for any of the years presented.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Revenue recognition

Revenue from sales of the Group’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

Unearned income

Unearned income is revenue received from customers for the goods sold or services rendered that the earning process has not been completed as the significant risks and rewards for the performance of services or goods being sold has not transferred from the Group to the customers taking into account the conditions as stipulated in SFAS No. 48 have not all been satisfied and it is impracticable to ascertain a reasonable estimate of loss or provision without sufficient objective evidence in quantified amount.

Advertising expenses

Advertising expenses are charged to expense as incurred.

Advertising expenses amounted to $2,502 and $19,718 during 2006 and 2005 respectively are included in administrative and other operating expenses.

Income taxes

The Group uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Comprehensive income

The Group has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Group.

Foreign currency translation

The functional currency of the Group is Hong Kong dollars (“HK$”). The Group maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	2006	2005
Year end HK$ : US$ exchange rate	7.7730	7.7535
Average yearly HK$ : US$ exchange rate	7.7783	7.7778

Fair value of financial instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, restricted cash, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company reports basic earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the years.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory costs - an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash flow as required under current literature.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.

Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company is adopting SFAS 123R effective January 1, 2006 using the modified prospective method.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial position or results of operations.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

The FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in the Company’s 2006 annual report on Form 10-KSB. The Company is assessing the impact on the adoption of SFAS No. 158 will have on the Company’s consolidated financial position.

On February 15, 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Other income

	Year ended December 31,
	2006	2005
	$	$

Bank interest income	208,854	76,358
Commission income	-	771,432
Dividend income	8,977	4,481
Gain on disposal of intangible assets	210,594	-
Insurance compensation	-	8,325
Licence fee of intangible assets	167,138	167,141
Net exchange gains	1,078	1,302
Other interest income	18,635	49,440
Rental income	46,284	-
Sundry income	27	16,293

	661,587	1,094,772

6.	Interest expenses

	Year ended December 31,
	2006	2005
	$	$

Interest on bank trust receipts	981,184	457,983
Interest on short-term bank loans	25,322	6,254
Interest on bank overdrafts	54,030	45,302
Interest on other loans	-	5,098

	1,060,536	514,637

7.	Income taxes

	Year ended December 31,
	2006	2005
	$	$

Hong Kong profits tax
Current year	1,311,479	948,933
Over provision in prior year	(3,375)	-

	1,308,104	948,933
Deferred taxes	17,657	-

	1,325,761	948,933

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes (Cont’d)

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 17.5% to income before taxes for the years ended December 31, 2006 and 2005 respectively.

	Year ended December 31,
	2006	2005
	$	$

Income before taxes	7,723,739	5,150,149

Provision for income taxes at Hong Kong income
tax rate	1,351,654	901,276
Recognition of temporary differences not recognized previously	24,659	-
Temporary differences not recognised	(12,377)	45,927
Income not subject to tax	(43,870)	(14,147)
Non-deductible expenses for income tax purposes	7,363	27
Over provision in prior year	(3,375)	-
Utilisation of tax losses not recognized previously	-	(35,068)
Unused tax losses not recognised	1,707	50,918

	1,325,761	948,933

The major components of deferred tax recognized in the consolidated balance sheets as of December 31, 2006 and 2005 are as follows :-

	At December 31
	2006	2005
	$	$
Temporary difference on accelerated tax
depreciation on plant and equipment	17,669	-

Deferred tax liabilities, net	17,669	-

Recognized in the balance sheet:
Net deferred tax assets	(14,042)	-
Net deferred tax liabilities	31,711	-

	17,669	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Earnings per share

As per Note 24, the Company has placed 1,749,028 and 501,320 shares of Convertible preferred stock on January 23, 2007 and February 9, 2007 respectively. These 2,250,348 shares of convertible preferred stock are issued at $1.29 and being eligible to be converted in the ratio of 1:1 into each share of common stock. The Earnings Per Share on a dilutive basis has been calculated with the assumption that all such convertible preferred stock have been fully converted into common stock, resulting in 25,406,977 shares of common stock being outstanding as if in the periods presented that form the basis for the number of common stock being outstanding on a dilutive earnings per share calculation.

9.	Prepaid expenses and other receivables

	At December 31,
	2006	2005
	$	$

Rental receivable	46,314	-
Interest receivable	20,218	-
Purchase deposits paid	1,530,372	361,221
Sales proceeds of intangible assets receivable	301,042	-
Other deposits and prepayments	228,187	33,015

	2,126,133	394,236

10.	Inventories

	At December 31
	2006	2005
	$	$
Merchandises, at cost - completed watches	1,745,648	3,630,754
Merchandises, at cost - watch movements	4,874,713	2,954,038

	6,620,361	6,584,792

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Plant and equipment

	At December 31,
	2006	2005
	$	$
Cost
Buildings	242,350	104,008
Furniture and fixtures	492,866	478,811
Office equipment	145,911	137,410
Machinery and equipment	321,626	128,974
Moulds	384,665	230,863
Motor vehicles	45,928	26,375

	1,633,346	1,106,441

Accumulated depreciation
Buildings	8,441	2,542
Furniture and fixtures	237,508	140,271
Office equipment	100,612	68,766
Machinery and equipment	93,475	32,447
Moulds	276,936	153,139
Motor vehicles	26,116	26,375

	743,088	423,540

Net
Buildings	233,909	101,466
Furniture and fixtures	255,358	338,540
Office equipment	45,299	68,644
Machinery and equipment	228,151	96,527
Moulds	107,729	77,724
Motor vehicles	19,812	-

	890,258	682,901

Depreciation expenses included in administrative and other operating expenses for the years ended 2006 and 2005 are $325,995 and $259,127 respectively.

As at December, 2006 and 2005, the carrying amount of buildings pledged as security for the Group’s banking facilities amounted to $233,909 and $101,466 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Leasehold lands

	At December 31
	2006	2005
	$	$
Cost	949,514	331,924

Accumulated amortization	31,234	7,992

Net	918,280	323,932

Analyzed for reporting purposes as:
Current asset	22,958	7,993
Non-current asset	895,322	315,939

	918,280	323,932

Amortisation expenses included in administrative and other operating expenses for the years ended 2006 and 2005 are $23,247 and $7,968 respectively.

As at December, 2006 and 2005, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $918,280 and $323,932 respectively.

13.	Held-to-maturity investments

	At December 31,
	2006	2005
	$	$
Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	301,196	301,954

Fair value	294,410	275,100

As at December, 2006 and 2005, the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $301,196 and $301,954 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Intangible assets

	At December 31,
	2006	2005
	$	$
Cost
Trademarks	200,695	201,199
Websites	421,459	573,418

	622,154	774,617
Accumulated amortisation
Trademarks	112,389	72,431
Websites	171,929	118,037

	284,318	190,468
Net
Trademarks	88,306	128,768
Websites	249,530	455,381

	337,836	584,149

Amortisation expenses included in administrative and other operating expenses for the years ended 2006 and 2005 are $154,436 and $154,438 respectively.

Estimated aggregate future amortization expenses for the succeeding three years as of December 31, 2006 were as follows:

$
2007	124,430
2008	124,430
2009	88,976

337,836

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Other payables and accrued liabilities

	At December 31,
	2006	2005
	$	$

Accrued expenses	181,352	145,249
Sales deposits received	9,006	-

	190,358	145,249

16.	Advance from related parties

Advance from related parties for working capital are as follows:

	At December 31,
	2006	2005
	$	$

Advance from a director	-	28,854
Advance from shareholders	33,000	-

	33,000	28,854

The above advances are interest-free, unsecured and the have no fixed repayment terms.

17.	Unearned income

Unearned income is the amount received from a customer, which is an unrelated party, for the goods sold that were given nine months credit period (2005: one year) and were only required to pay the Group after the expiration of the credit period from the day such goods were supplied and delivered. Since there is a possibility that the customer may return the goods, revenue is not recognized until the time stipulated in the contract for rejection has expired and no goods is returned in due course to substantiate the risk and reward for such trading activities carried out by the Group are matched and recognized under the U.S. GAAP.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Bank borrowings

	At December 31
	2006	2005
	$	$
Secured:
Bank overdrafts repayable on demand	551,714	352,577
Repayable within one year
Non-recurring bank loans	1,469,866	294,764
Other bank borrowings	11,183,587	9,416,788

	13,205,167	10,064,129

As of December 31, 2006, the Company’s banking facilities are composed of the following:

		Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Bank overdrafts	643,252	551,714	91,538
Non-recurring bank loans	1,469,866	1,469,866	-
Other facilities including:
- Outstanding letter of credit
- Letter of credit under trust receipt
- Invoice /account payable financing	11,578,541	11,183,587	394,954

	13,691,659	13,205,167	486,492

As of December 31, 2006, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,152,189 (note 11 and 12);

(b) charge over bank deposits of $4,780,980;

(c) charge over held-to-maturity investments of $301,196 (note 13);and

(d)	personal guarantee executed by a director of the Company;

One of the subsidiaries, Billion Win International Enterprise Limited, should maintain a minimum net worth of $1,286,504.

The interest rates of short-terms notes payable were at 7.5% to 8.375% per annum with various maturity rates.

The interest rates of non-recurring bank loans were at Hong Kong Prime Rate minus 0.75% to 2% per annum.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Pension plans

The Group participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Group’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Group’s contributions together with accrued returns irrespective of their length of service with the Group, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Group with respect to MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $18,749 and $18,802 during 2006 and 2005 respectively.

20.	Commitments and contingencies

Operating leases commitments

The Company leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2006 are as follows :-

Year ending December 31	$

2007	89,011
2008	70,272

159,283

Rental expenses for the years ended 2006 and 2005 were $103,624 and $138,262 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21	Segment Information

For management purposes, the Group is currently organized into two major principal activities - trading of watch movements (components) and trading of completed watches. These principal activities are the basis on which the Group reports its primary segment information.

	Watch	Completed
2006	movements	watches	Total
	$	$	$
Sales	73,047,632	8,086,643	81,134,275

Cost of sales	(67,125,406)	(4,268,349)	(71,393,755)

Segment result	5,922,226	3,818,294	9,740,520

Acquisition of leasehold lands	618,025	-	618,025
Acquisition to plant and equipment	158,227	386,451	544,678
Depreciation	159,003	166,992	325,995
Amortization of intangible assets	-	154,436	154,436
Amortization of leasehold lands	23,247	-	23,247

	Watch	Completed
2005	movements	watches	Total
	$	$	$
Sales	58,843,209	4,235,200	63,078,409

Cost of sales	(54,856,836)	(1,956,363)	(56,813,199)

Segment result	3,986,373	2,278,837	6,265,210

Acquisition of leasehold lands	330,884	-	330,884
Acquisition to plant and equipment	243,504	-	243,504
Depreciation	183,180	75,947	259,127
Amortization of intangible assets	-	154,438	154,438
Amortization of leasehold lands	7,968	-	7,968

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the years ended December, 2006 and 2005. Consequently, no segment information by geographical areas is presented.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Cost of sales

	Year ended December 31,
	2006	2005
	$	$

Opening inventories	6,584,792	3,931,124
Purchase	71,429,324	59,466,867
Less : closing inventories	(6,620,361)	(6,584,792)

	71,393,755	56,813,199

23.	Administrative and other operating expenses

	Year ended December 31,
	2006	2005
	$	$
Administrative expenses
Accounting fee	-	20,121
Advertising	2,502	19,718
Auditor’s remuneration	62,695	131,141
Director’s remuneration	61,713	20,571
Legal and professional fees	36,093	255,758
Mandatory provident fund contributions	18,749	18,802
Staff salaries	444,903	451,684
Other administrative expenses	11,187	9,150

	637,842	926,945

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

23.	Administrative and other operating expenses (cont’d)

	Year ended December 31,
	2006	2005
	$	$
Other operating expenses
Amortization of intangible assets	154,436	154,438
Amortization of leasehold lands	23,247	7,968
Bank charges	132,814	60,735
Building management fee	10,830	14,512
Consultancy fee	109,701	50,770
Electricity and water	12,936	12,255
Loss on disposal of plant and equipment	7,715	-
Motor vehicle expenses	11,361	13,937
Rent and rates	108,312	138,992
Telephone	10,465	10,849
Other operating expenses	72,178	44,668

	653,995	509,124
	1,291,837	1,436,069

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

24.	Events after balance sheet date

Private placement

The Company entered into two subscription agreements (the “Subscription Agreement”) with certain investors pursuant to which the Company sold an aggregate of 2,250,348 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) at $1.29 per share for an aggregate gross proceeds of $2,902,946

At the initial closing of the Subscription Agreement on January 23, 2007, the Company sold an aggregate of 1,749,028 shares of Series A Preferred Stock. At the second and final closing of the Subscription Agreement on February 9, 2007, the Company sold an aggregate of 501,320 shares of Series A Preferred Stock.

Each share of the Company’s Series A Preferred Stock is convertible into shares of common stock at a conversion price equal to the share purchase price, subject to adjustments.

25.	Comparative amounts

Certain amounts included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation on the basis of recapitalization accounting. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

榍泚福會痸師事務所
Dominic K.F. Chan & Co., Certified Public Accountants (Practising)

Room 2105, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, HK. Tel.: 2780 0607 Fax: 2780 0013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:      The board of directors and stockholders of
Times Manufacture & E-Commerce Corporation Limited

We have audited the accompanying combined balance sheet of Times Manufacture & E-Commerce Corporation Limited (the “Company”) and its subsidiaries as of December 31, 2005 and 2004 and the related combined statement of income, stockholders' equity and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As mentioned in note 1 to the financial statements, pursuant to a group reorganization (the “Reorganization”) which was completed in December, 2005, the Company became the ultimate holding company of its commonly controlled entities by the acquisition of 100% equity interests of the then ultimate holding company of them. Each of the Company and its commonly controlled entities has common controlling stockholders and accordingly the Reorganization is treated as if it is a single business combination and the financial information relating to the Company and its subsidiaries for the year ended December 31, 2005 was prepared on a combined basis.

In our opinion, on the basis of presentation set out in note 1, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of December 31, 2005 and the combined results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dominic K. F. Chan & Co.
Certified Public Accountants (Practising)

HONG KONG,

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

COMBINED BALANCE SHEET
AS AT DECEMBER 31, 2005
(Stated in US Dollars)

	Notes	2005	2004
ASSETS
Current assets
Cash and cash equivalents		$780,090	$911,487
Restricted bank deposits		4,306,474	3,551,304
Trade and other receivables	6	5,223,822	4,148,160
Tax prepayment		16,367	-
Inventories	7	6,584,792	3,931,124
Prepaid lease payments - land use rights	8	7,993	-

Total current assets		$16,919,538	$12,542,075
Leasehold land and land use rights	8	315,939	-
Intangible assets	9	584,149	736,934
Held-to-maturity investments	10	301,954	-
Plant and equipment, net	11	682,901	696,552

TOTAL ASSETS		$18,804,481	$13,975,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade and other payables	12	$1,410,521	$1,987,989
Short-term bank loans		294,764	129,631
Notes payable		9,416,788	6,668,530
Unearned income	13	1,598,314	3,197,160
Income tax payable		864,205	95,640
Bank overdrafts		352,577	602,614

Total current liabilities		$13,937,169	$12,681,564

TOTAL LIABILITIES		$13,937,169	$12,681,564

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

COMBINED BALANCE SHEET (Continued)
AS AT DECEMBER 31, 2005
(Stated in US Dollars)

	Notes	2005	2004
STOCKHOLDERS’ EQUITY
Common stock	14	$20,002	$654,434
Share premium		636,242	-
Accumulated other comprehensive income		13,549	412
Retained earnings		4,197,519	639,151

		$4,867,312	$1,293,997

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY		$18,804,481	$13,975,561

See notes to combined financial statements

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

COMBINED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2005
(Stated in US Dollars)

	Notes	2005	2004

Net sales		$63,078,409	$36,553,084

Cost of sales		(56,813,199)	(34,584,844)
Gross profit		$6,265,210	$1,968,240

Administrative and other operating expenses		(1,695,196)	(1,471,011)
Income from operations		$4,570,014	$497,229

Interest expenses	15	(514,637)	(164,558)

Other income	16	1,094,772	28,047
Income before taxes		$5,150,149	$360,718

Income taxes	17	(948,933)	(136,117)
Net income		$4,201,216	$224,601

See notes to combined financial statements

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005
(Stated in US Dollars)

			Accumulated
			other
	Common	Share	comprehensive	Retained
	stock	premium	income	earnings	Total

Balance, January 1, 2004	$644,436	$-	$(705)	$414,550	$1,058,281
Net income	-	-	-	224,601	224,601
Issue of ordinary shares	9,998	-	-	-	9,998
Foreign currency translation
adjustment	-	-	1,117	-	1,117

Balance, December 31, 2004	$654,434	$-	$412	$639,151	$1,293,997

Balance, January 1, 2005	$654,434	$-	$412	$639,151	$1,293,997
Net income	-		-	4,201,216	4,201,216
Issue of ordinary shares	20,000	-	-	-	20,000
Effect of reorganization	(654,432)	636,242	-	-	(18,190)
Dividends	-	-	-	(642,848)	(642,848)
Foreign currency translation
adjustment	-	-	13,137	-	13,137

Balance, December 31, 2005	$20,002	$636,242	$13,549	$4,197,519	$4,867,312

See notes to combined financial statements

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

COMBINED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(Stated in US Dollars)

	2005	2004
Cash flows from operating activities
Net income	$4,201,216	$224,601
Adjustments to reconcile net income to net cash
provided by operating activities:-
Depreciation	259,127	126,225
Amortization of intangible assets	154,438	35,382
Amortization of leasehold land and land use rights	7,968	-
Dividend income	(4,481)	-

Changes in operating assets and liabilities:-
Increase in trade receivables	(1,445,937)	(1,997,310)
Increase in inventories	(2,633,977)	(2,601,377)
Decrease in deposits and prepayment	334,759	310
(Decrease)/increase in amount due to a director	(60,511)	122,571
(Decrease)/increase in trade and other payables	(2,073,092)	3,730,524
Increase in income tax payable	749,854	59,412

Net cash flows used in operating activities	$(510,636)	$(299,662)

Cash flows from investing activities
Acquisition of land use rights	$(330,884)	$-
Acquisition of intangible assets	-	(771,063)
Acquisition of held-to-maturity investments	(301,007)	-
Purchase of plant and equipment	(243,504)	(781,095)
Dividends received	4,481	-
Net cash used in investing activities	$(870,914)	$(1,552,158)

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

COMBINED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2005
(Stated in US Dollars)

	2005		2004
Cash flows from financing activities
Proceeds from short-term bank loans		$346,622		$140,937
Repayment of bank loans		(408,211)		(11,527)
Repayment of a capital lease		-		(6,975)
Increase in notes payable		2,946,182		4,176,477
Dividends paid		(642,848)		-
Increase in restricted bank deposits		(755,170)		(2,255,598)

Net cash provided by financing activities		$1,486,575		$2,043,314

Net increase in cash and cash equivalents		$105,025		$191,494
Effect of foreign currency translation on cash and
cash equivalents		13,615		6,181
Cash and cash equivalents - beginning of year		308,873		111,198

Cash and cash equivalents - end of year		$427,513		$308,873
Analysis of the balances of cash and cash equivalents
Bank balances and cash		$780,090		$911,487
Bank overdrafts		(352,577)		(602,614)

		$427,513		$308,873
Supplemental disclosures for cash flow information:-
Cash (paid) / refund for :	$		$
Interest		(514,637)		(164,558)
Income taxes		(199,079)		(76,858)

See notes to combined financial statements

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

1. GROUP REORGANIZATION AND BASIS OF PRESENTATION

Times Manufacture & E-Commerce Corporation Limited (the “Company”) was incorporated in the British Virgin Islands on March 21, 2002 under the International Business Companies Act, British Virgin Islands. Pursuant to a group reorganization (the “Reorganization”) which was completed in December, 2005, the Company became the ultimate holding company of the then ultimate holding company of the commonly controlled entities by the acquisition of 100% of the issued and outstanding common stock of the then ultimate holding company of the commonly controlled entities. In return and exchange for the acquired interests in the then ultimate holding company of the commonly controlled entities, the Company issued 20,000 shares of voting common stock to the shareholders of the then ultimate holding company of the commonly controlled entities. As of December 31, 2005, the particulars of the commonly controlled entities are as follows :-

Name of company	Place and date of incorporation	Attributable equity interest %	Issued and fully paid capital	Principal activities
Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	100	HK$5,000,000 Ordinary	Trading of watch components

Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	100	HK$1,000 Ordinary	Trading of watch components

Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	100	HK$10,000 Ordinary	Trading of watch components

Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	100	HK$100 Ordinary	Trading of watches and watch components

Each of the Company, BW, CI, GI and MI has common controlling stockholders. Accordingly, the Reorganization is treated as if it is a single business combination and the financial information relating to the Company and its commonly controlled entities, now comprising the subsidiaries of the Company, (the “Group”) for the year ended December 31, 2005 (the “Relevant period”) was prepared on a combined basis.

The combined statement of operations and combined statement of cash flows of the companies now comprising the Group have been prepared as if the current group structure had been in existence throughout the Relevant Period, or since their respective dates of incorporation where this is a shorter period.

The combined balance sheet of the Group as at December 31, 2005 have been prepared to present the assets and liabilities of the companies now comprising the Group as at the respective dates as if the current group structure had been in existence as at those dates.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. PRINCIPAL ACTIVITIES

The Company is principally engaging in the holding of investments. The subsidiaries are principally engaged in the trading of completed watches and watch components.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Group maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The combined financial statements and notes are representations of management. Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of combined financial statements, which are compiled on the accrual basis of accounting.

(b)	Principles of combination

The combined financial statements are presented in US Dollars and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in combination.

As of December 31, 2005, the particulars of the subsidiaries are as follows:

Name of company	Place and date of incorporation	Attributable equity interest %	Issued and fully paid capital	Principal activities
Times Manufacturing & E-Commerce Corporation Ltd (“TMEHK”) (Formerly known as Win Link Commodities Ltd)	British Virgin Islands January 2, 2002	100	US$20,000 Ordinary	Investment holding

Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	100	HK$5,000,000 Ordinary	Trading of watch components

Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	100	HK$1,000 Ordinary	Trading of watch components

Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	100	HK$10,000 Ordinary	Trading of watch components

Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	100	HK$100 Ordinary	Trading of watches and watch components

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(b) Principles of combination (Cont’d)

Name of company	Place and date of incorporation	Attributable equity interest %	Issued and fully paid capital	Principal activities
TME Enterprise Ltd (Formerly known as Thousands Magic Corp.)	British Virgin Islands November 28, 2003	100	US$2 Ordinary	Investment holding

Citibond Design Ltd (Formerly known as Nuts and Oat Ltd)	British Virgin Islands August 1, 2003	100	US$2 Ordinary	Trading agency

Megamooch Online Ltd (Formerly known as Castle Rich Ltd)	British Virgin Islands June 6, 2003	100	US$2 Ordinary	Trading of watches and watch components

(c)	Use of estimates

The preparation of the combined financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)	Intangible assets

Intangible assets, are stated at cost less amortization and accumulated impairment loss. Amortization is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

Trademarks	5 years
Websites	5 years

(e)	Leasehold land and land use rights

The leasehold land and land use rights, representing upfront payment for land use right, is initially recognised at cost and released to income statement over the lease term on a straight-line basis.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(f)	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Buildings	41 years
Furniture & fixtures	4 - 5 years
Office equipment	3 - 4 years
Machinery & equipment	3 - 4 years
Mould	3 years
Motor vehicles	3 - 4 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(g)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting year, there was no impairment loss.

(h)	Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. It excludes borrowing costs. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(i)	Trade Receivables

Trade and other receivables are recognized initially at fair value and subsequently measured at amortised cost using the effective interest method, less provision for impairment. A provision for impairment of trade and other receivables is established when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of receivables. The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate. The amount of the provision is recognized in the income statement.There is no doubtful debt for the years ended December 31, 2005 and 2004 respectively.

(j)	Unearned income

Unearned income is revenue received from customers for the goods sold or services rendered that the earning process has not been completed as the significant risks and rewards for the performance of services or goods being sold has not transferred from the Group to the customers taking into account the conditions as stipulated in SFAS No. 48 have not all been satisfied and it is impracticable to ascertain a reasonable estimate of loss or provision without sufficient objective evidence in quantified amount.

(k)	Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts only in Hong Kong. The Group does not maintain any bank accounts in the United States of America.

(l)	Restricted bank deposits

Restricted bank deposits represents pledged time deposits on account to secure bank loans, notes payable and bank overdrafts.

(m)	Held-to-maturity investments

Held-to-maturity investments are non-derivative financial assets with fixed or determinable payments and fixed maturities that the Group’s management has the positive intention and ability to hold to maturity.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(n)	Foreign currency translation

The accompanying combined financial statements are presented in United States dollars. The functional currency of the Group is the Hong Kong Dollar (HKD). The combined financial statements are translated into United States dollars from HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2005	2004
Year end HKD : US$ exchange rate	7.75350	7.77600
Average yearly HKD : US$ exchange rate	7.77788	7.78925

(o)	Revenue recognition

Sales of goods are recognized when the Group has delivered goods to the customer, the customer has accepted the goods and collectibility of the related receivables is reasonably assured.

Commission income are recognized in the accounting period in which the services are rendered, by reference to completion of the specific transaction assessed on the basis of the actual service provided as a proportion of the total services to be provided.

Interest income is recognized on a time-proportion basis using the effective interest method. When a receivable is impaired, the Group reduces the carrying amount to its recoverable amount, being the estimated future cash flow discounted at original effective interest rate of the instrument, and continues unwinding the discount as interest income.

Dividend income and insurance claims are recognized when the right to receive payment is established.

(p)	Borrowings

Borrowings are recognized initially at fair value, net of transaction costs incurred. Transaction costs are incremental costs that are directly attributable to the acquisition, issue or disposal of a financial asset or financial liability, including fees and commissions paid to agents, advisers, brokers and dealers, levies by regulatory agencies and securities exchanges, and transfer taxes and duties. Borrowings are subsequently stated at amortised cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the income statement over the period of the borrowings using the effective interest method.

Borrowings are classified as current liabilities unless the Group has an unconditional right to defer settlement of the liability for at least 12 months after the balance sheet date.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(q)	Deferred income tax

Deferred income tax is provided in full, using the liability method, on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the combined financial statements. However, if the deferred income tax arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither accounting nor taxable profit or loss, it is not accounted for. Deferred income tax is determined using tax rates (and laws) that have been enacted or substantially enacted by the balance sheet date and are expected to apply when the related deferred income tax asset is realized or the deferred income tax liability is settled.

Deferred income tax assets are recognized to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized.

At the year end, the Group did not have any material deferred income tax and no deferred tax had been recognised accordingly.

(r)	Income taxes

The Group accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

The Group is operating in Hong Kong. In accordance with the relevant tax laws and regulations of Hong Kong, the corporation profits tax of 17.5% on the assessable profits of the Group is $948,933 for the year 2005 (2004 : $136,117).

(s)	Advertising

The Group expensed all advertising costs as incurred.

(t)	Shipping and handling

All shipping and handling are expensed as incurred and outbound freight is not billed to customers.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(u)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses included in general and administrative expenses were $18,802 for the year ended December 31, 2005 (2004 : $15,346).

(v)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

(w)	Recent accounting pronouncements

In May 2005, the FASB issued a SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” requiring retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.  The effective date for this statement is for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(w) Recent accounting pronouncements (Cont’d)

In February 2006, the FASB issued a SFAS 155, “Accounting for Certain Hybrid Financial Instruments” to amend FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

The Group does not anticipate that the adoption of these two standards will have a material impact on these combined financial statements.

4. FINANCIAL RISK MANAGEMENT

The Group’s major financial instruments include debtors, held-to-maturity investments, creditors and bank deposits. Details of these financial instruments are disclosed in the respective notes. The risks associated with these financial instruments and the policies on how to mitigate these risks are set out below. The management manages and monitors these exposures to ensure appropriate are implemented on a timely and effective manner.

(a)	Currency risk

Certain debtors, deposits and prepayments and held-to-maturity investments and creditors of the Group are denominated in foreign currencies. The Group currently has a foreign currency hedging policy. The management monitors foreign exchange exposure and will consider hedging significant foreign currency exposure should the need arises.

(b)	Credit risk

The Group’s maximum exposure to credit risk in the event of the counterparties failure to perform their obligations as at 31st December 2005 in relation to each class of recognised financial assets is the carrying amount of those assets as stated in the balance sheet. In order to minimize the credit risk, the management of the Group has delegated a team responsible for determination of credit limits, credit approvals and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. In addition, the Group reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, the directors of the Group consider that the Group’s credit risk is significantly reduced.

The credit risk for bank deposits and bank balances exposed is considered minimal as such amounts are placed with banks with good credit ratings.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

5. CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

The Group makes estimates and assumptions concerning the future. The resulting accounting estimates will, by definition, seldom equal the related actual results. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below.

(a)	Estimate of fair value of the land use right and building

The Group determines the fair value of land use right and building relying on the valuation performed by Dynasty Premium Asset Valuation & Real Estate Consultancy Limited.

(b)	Allowance on bad and doubtful debts

The policy for allowance of bad and doubtful debts of the Group is the evaluation of collectability and aging analysis of accounts and on management’s judgment. A considerable amount of judgment is required in assessing the ultimate realisation of these receivables, including conditions of customers of the Group were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

6. TRADE AND OTHER RECEIVABLES

	2005	2004

Trade receivables	$4,829,586	$3,369,326
Amount due from a director	-	50,900
Deposits and prepayments	394,236	727,934

	$5,223,822	$4,148,160

The amount due from a director is unsecured, interest free, and has no fixed repayment terms.

7. INVENTORIES

	2005	2004

Merchandises	$6,584,792	$3,931,124

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

8. LEASEHOLD LAND AND LAND USE RIGHTS

	2005	2004
In Hong Kong held on:
Leases of between 10 to 50 years	$323,932	$-

Additions	323,932	-
Amortization of prepaid operating lease payment	$323,932	$-

Analyzed for reporting purposes as:
Current asset	7,993	-
Non-current asset	315,939	-
	$323,932	$-

Amortization expense for the year ended 2005 was $7,968 (2004 : Nil).

The asset has been pledged to the bank for securing banking facilities.

9. INTANGIBLE ASSETS

	2005	2004

Trademarks	$128,768	$168,518
Websites	455,381	568,416

	$584,149	$736,934

Amortization expense for the year ended 2005 was $154,438 (2004: $35,382).

10. HELD-TO-MATURITY INVESTMENTS

The investments are 30,000 units at $10.00 each of Hang Seng Capital Guarantee Investment fund at the total interest rate of 10.5% for 3.75 years. The asset has been pledged to the bank for securing banking facilities.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

11. PLANT AND EQUIPMENT, NET

	2005	2004
At cost
Buildings	$104,008	$-
Furniture & fixtures	478,811	350,425
Office equipment	11,413	11,380
Machinery & equipment	254,971	241,378
Mould	230,863	230,195
Motor vehicles	26,375	26,299

	$1,106,441	$859,677
Less: Accumulated depreciation
Buildings	$2,542	$-
Furniture & fixtures	140,271	21,049
Office equipment	9,031	6,262
Machinery & equipment	92,182	35,391
Mould	153,139	76,732
Motor vehicles	26,375	23,691
	$423,540	$163,125
	$682,901	$696,552

Depreciation expense for the years ended 2005 was $259,127 (2004: $126,225).

The buildings have been pledged to the bank for securing banking facilities.

12. TRADE AND OTHER PAYABLES

	2005	2004
Trade payables	$1,236,418	$1,805,995
Amount due to a director	28,854	140,196
Accruals and deposit received	145,249	41,798
	$1,410,521	$1,987,989

Amount due to a director is unsecured, interest free, and has no fixed repayment terms.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

13. UNEARNED INCOME

Unearned income is the amount received from a customer, which is an unrelated party, in its first year of business transacted for the goods sold that were given a one-year credit period and were only required to pay the Group after the expiration of one year from the day such goods were supplied and delivered. Since there is a possibility that the customer may return the goods, revenue is not recognized until the time stipulated in the contract for rejection has expired and no goods is returned in due course to substantiate the risk and reward for such trading activities carried out by the Group are matched and recognized under the U.S. GAAP.

14. COMMON STOCK

On December 31, 2005, the issued common stock of the Company was increase to $20,002 by the issue of 20,000 ordinary shares..

For the purpose of this report, the combined common stock of the Group as at December 31, 2004 represented the aggregate amount of nominal value of the common stock of the Company, TMEHK, BW, GI, CI and MI.

15. INTEREST EXPENSES

	2005	2004

Interest on bank trust receipts	$457,983	$139,209
Interest on short-term bank loans	6,254	14,505
Interest on bank overdrafts	45,302	6,648
Interest element of a capital lease	-	1,947
Interest on other loans	5,098	2,249
	$514,637	$164,558

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

16. OTHER INCOME

	2005	2004

Dividend received	$4,481	$-
Bank interest income - saving accounts	1,083	11,719
Bank interest income - fixed deposits	75,275	4,001
Other interest income	49,440	-
Commission income	771,432	-
Net exchange gains	1,302	170
Insurance compensation	8,325	-
Licence fee of intangible assets	167,141	-
Services fee income	-	11,477
Overpaid by customer	-	383
Sundry income	16,293	297
	$1,094,772	$28,047

17. INCOME TAXES

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the relevant applicable corporation income tax rate to income before tax for the year ended December 31, 2005 :

	2005	2004

Profit before taxation	$5,150,149	$360,718

Calculated at taxation rate of 17.5% (2004:17.5%)	901,276	63,126
Income not subject to taxation	(14,147)	(1)
Expenses not deductible	27	418
Temporary differences not recognised	45,927	(44,228)
Utilisation of tax loss in previous year	(35,068)	(1,327)
Unused tax losses not recognised	50,918	118,129
Taxation charge	$948,933	$136,117

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

18. RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

(a)
Purchase of trademarks from Stanford International Holding Corporation, a related Company of which the director of the related company is the director of the subsidiaries of the Company, in the year 2004 at a consideration of $120,000.

(b)	Purchase of trademarks from Mr. Mak Ho Fong, a director of the subsidiaries of the Company, in the year 2004 at a consideration of $80,000.

(c)
Purchase of websites from Stanford International Holding Corporation, a related Company of which the director of the related company is the director of the subsidiaries of the Company, in the year 2004 at a consideration of $570,000.

19. COMMITMENTS

The Group occupies office spaces for administrative purposes which are rented from third parties. Accordingly, for the year ended December 31, 2005, the Group recognized rental expenses for these spaces of $138,262 (2004 : $53,575).

The Group has commitments with respect to non-cancelable operating leases for these offices, as follows:

	2005	2004

Not later than one year	$76,613	$63,751
Later than one year	63,844	-
	$140,457	$63,751

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO COMBINED FINANCIAL STATEMENTS
(Stated in US Dollars)

20. BUSINESS SEGMENTS

For management purposes, the Group is currently organized into two major principal activities - trading of watch movements (components) and trading of completed watches. These principal activities are the basis on which the Group reports its primary segment information.

	Watch	Completed
2005	movements	watches	Total

Sales	$58,843,209	$4,235,200	$63,078,409

Cost of sales	(54,856,836)	(1,956,363)	(56,813,199)

Segment result	$3,986,373	$2,278,837	$6,265,210

	Watch	Completed
2004	movements	watches	Total

Sales	$36,553,084	$-	$36,553,084

Cost of sales	(34,584,844)	-	(34,584,844)

Segment result	$1,968,240	$-	$1,968,240