Form 10-Q
period 2007-03-31
ASIA TIME CORP
filed 2007-05-21
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-51981

ASIA TIME CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Room 1601-1604, 16/F., CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong (Address of principal executive offices)	N/A (Zip Code)

(852)-23100101
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 23,156,629 shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 1, 2007.

ASIA TIME CORPORATION.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Asia Time Corporation included in the Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 17, 2007.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	170,340	319,814
Restricted cash	4,604,317	4,523,679
Accounts receivable	13,839,068	8,188,985
Prepaid expenses and other receivables - Note 10	5,675,551	2,126,133
Tax prepayment	-	767
Inventories, net - Note 11	895,538	6,620,361
Prepaid lease payments - Note 13	17,079	22,958

Total Current Assets	25,201,893	21, 802,697
Deferred tax assets - Note 7	13,969	14,042
Plant and equipment, net - Note 12	820,489	890,258
Leasehold lands - Note 13	890,740	895,322
Held-to-maturity investments - Note 14	299,654	301,196
Intangible assets - Note 15	305,158	337,836
Restricted cash	299,654	257,301

TOTAL ASSETS	27,831,557	24,498,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	805,344	770,360
Other payables and accrued liabilities - Note 16	139,455	190,358
Advance from related parties - Note 17	-	33,000
Income tax payable	1,737,662	1,453,051
Bank borrowings - Note 18	12,661,617	13,205,167

Total Current Liabilities	15,344,078	15,651,936
Deferred tax liabilities - Note 7	31,548	31,711

TOTAL LIABILITIES	15,375,626	15,683,647

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET (Cont’d)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred stock - Note 19
Par value : 2007 - US$0.0001 (2006 - US$0.0001)
Authorized: 2007 - 10,000,000 shares (2006 - 10,000,000)
Issued and outstanding: 2007 - 2,250,348 shares (2006 - none)	225	-

Common stock - Note 19
Par value : 2007 - US$0.0001 (2006 - US$0.0001)
Authorized: 2007 - 100,000,000 shares (2006 - 100,000,000)
Issued and outstanding: 2007 - 23,156,629 shares (2006 - 23,156,629)	2,316	2,316
Additional paid-in capital	2,553,663	656,095
Accumulated other comprehensive income	(44,607)	7,470
Retained earnings	9,944,334	8,149,124

TOTAL STOCKHOLDERS’ EQUITY	12,455,931	8,815,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	27,831,557	24,498,652

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED INCOME STATEMENT
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Net sales	21,118,142	20,303,091
Cost of sales	(18,255,983)	(18,080,818)

Gross profit	2,862,159	2,222,273
Depreciation	(65,431)	(75,753)
Administrative and other operating expenses	(434,843)	(314,342)

Income from operations	2,361,885	1,832,178
Other income - Note 5	78,426	84,818
Interest expenses - Note 6	(239,429)	(200,556)

Income before taxes	2,200,882	1,716,440
Income taxes - Note 7	(405,672)	(297,150)

Net income	1,795,210	1,419,290

Earnings per share of common stock (cents) - note 9
- Basic	7.75	6.13
- Diluted	7.07	5.59

Weighted average number of common stock - note 9
- Basic	23,156,629	23,156,629
- Diluted	25,406,977	25,406,977

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	1,795,210	1,419,290
Adjustments to reconcile net income to net cash flows provided by operating activities :
Amortisation of intangible assets	31,023	38,720
Amortisation of leasehold lands	5,774	2,023
Depreciation	65,431	75,753
Gain on disposal of plant and equipment	-	(2,037)
Income taxes	405,672	297,150

Changes in operating assets and liabilities :
Accounts receivable	(5,705,639)	(766,647)
Prepaid expenses and other receivables	(3,568,652)	(1,404,441)
Inventories	5,704,558	232,620
Accounts payable	39,021	187,074
Other payables and accrued liabilities	(63,519)	(395)
Advance from related parties	(19,655)	(1,069,745)
Income tax payable	(112,158)	(33,989)
Unearned income	-	(1,238,248)

Net cash flows used in operating activities	(1,422,934)	(2,262,872)

Cash flows from investing activities
Acquisition of plant and equipment	(64)	(381,125)
Proceeds from disposal of plant and equipment	-	2,037

Net cash flows used in investing activities	(64)	(379,088)

Cash flows from financing activities
Proceeds from issuance of common stocks	1,897,793	2,167
Repayment of short-term bank loans	(321,849)	(54,359)
Net advancement of other bank borrowings	(86,461)	3,945,192
Increase in restricted cash	(147,822)	(1,808,096)
Decrease in bank overdrafts	(68,773)	(109,056)

Net cash flows provided by financing activities	1,272,888	1,975,848

Net decrease in cash and cash equivalents	(150,110)	(666,112)
Effect of foreign currency translation on cash and cash equivalents	636	(266)
Cash and cash equivalents - beginning of year	319,814	780,090

Cash and cash equivalents - end of period	170,340	113,712

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Cont’d)
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	239,429	200,556
Income taxes	112,158	33,989

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Change of company name

Effective from January 23, 2007, the Company changed its name from SRKP 9, Inc. to Asia Time Corporation (the “Company”).

2.	Corporation information and reorganization

Asia Time Corporation (the “Company”) (formerly SRKP 9, Inc.) was incorporated in the State of Delaware on January 3, 2006.

Recapitalization

The Company entered into an Exchange Agreement dated December 15, 2006 (the “Exchange Agreement”) with Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”) and Mr. Kwong Kai Shun, the sole shareholder of the 100% of the capital shares of Times Manufacture (“Original Shareholder”). The closing of the Exchange Agreement occurred on January 23, 2007.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Description of business

The Company and its subsidiaries (the “Group”) are engaged in trading of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding
Times Manufacturing & E-Commerce Corporation Ltd	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding
Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components
Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components
Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components
Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components
TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding
Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive
Megamooch Online Ltd	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes for the year ended December 31, 2006.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the period end. An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Group does not accrue interest on trade accounts receivable.

During the reporting period, the Group had no bad debt experienced and, accordingly, did not make any allowance for doubtful debts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Group’s reserve requirements generally increase as the management projected demand requirements; decrease due to market conditions, product life cycle changes. During the reporting period, the Company did not make any allowance for slow-moving or defective inventories.

Leasehold land

Leasehold lands, representing upfront payment for land use rights, are capitalized at their acquisition cost and amortized using the straight-line method over the lease terms.

Intangible assets

Intangible assets with limited useful lives are stated at cost less accumulated amortization and accumulated impairment losses.

Amortization of intangible assets is provided using the straight-line method over their estimated useful lives at the following annual rates :-

Trademarks	20%
Websites	20%

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Held-to-maturity investments

The company’s policies for investments in debt and equity securities are as follows:

Non-derivative financial assets with fixed or determinable payments and fixed maturities that the company has the positive ability and intention to hold to maturity are classified as held-to-maturity securities. Held-to-maturity securities are initially recognized in the balance sheet at fair value plus transaction costs. Subsequently, they are stated in the balance sheet at amortized cost using the effective interest method less any identified impairment losses.

Investments are recognized / derecognized on the date the company commits to  purchase / sell the investments or they expire.

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

No impairment of long-lived assets was recognized for any of the periods presented.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transaction provisions of SAB No.108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 10 has no material effect on our financial statement.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

5.	Other income

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Bank interest income	29,002	36,343
License fee of intangible assets	32,716	41,905
Net exchange gains	927	109
Other interest income	-	6,461
Rental income	15,781	-

	78,426	84,818

6.	Interest expenses

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Interest on bank trust receipts	219,502	179,554
Interest on short-term bank loans	9,583	5,175
Interest on bank overdrafts	10,344	15,827

	239,429	200,556

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Hong Kong profits tax
Current period	405,672	297,150

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 17.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of March 31, 2007 and December 31, 2006 are composed of the following:

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax depreciation on plant and equipment	17,579	17,669

Deferred tax liabilities, net	17,579	17,669

Recognized in the balance sheet:
Net deferred tax assets	(13,969)	(14,042)
Net deferred tax liabilities	31,548	31,711

	17,579	17,669

8.	Comprehensive income

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Net income	1,795,210	1,419,290
Foreign currency translation adjustment	(52,077)	(4,067)

Total comprehensive income	1,743,133	1,415,223

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Earnings per share

As per Note 19, the Company has placed 1,749,028 and 501,320 shares of Convertible preferred stock on January 23, 2007 and February 9, 2007 respectively. These 2,250,348 shares of convertible preferred stock are issued at $1.29 and being eligible to be converted in the ratio of 1:1 into each share of common stock. The Earnings Per Share on a dilutive basis has been calculated with the assumption that all such convertible preferred stock have been fully converted into common stock, resulting in 25,406,977 shares of common stock being outstanding as if in the periods presented that form the basis for the number of common stock being outstanding on a dilutive earnings per share calculation.

10.	Prepaid expenses and other receivables

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Rebate receivable	1,695,002	-
Interest receivable		20,218
Rental receivable	-	46,314
Other receivable	45,515	-
Purchase deposits paid	3,306,826	1,530,372
Sales proceeds of intangible assets receivable	299,501	301,042
Other deposits and prepayments	328,707	228,187

	5,675,551	2,126,133

11.	Inventories

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Merchandises, at cost - completed watches	762,191	1,745,648
Merchandises, at cost - watch movements	133,347	4,874,713

	895,538	6,620,361

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Plant and equipment

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Buildings	241,109	242,350
Furniture and fixtures	490,406	492,866
Office equipment	145,164	145,911
Machinery and equipment	319,979	321,626
Moulds	382,696	384,665
Motor vehicles	45,693	45,928

	1,625,047	1,633,346

Accumulated depreciation
Buildings	9,868	8,441
Furniture and fixtures	260,501	237,508
Office equipment	107,653	100,612
Machinery and equipment	108,995	93,475
Moulds	289,716	276,936
Motor vehicles	27,825	26,116

	804,558	743,088

Net
Buildings	231,241	233,909
Furniture and fixtures	229,905	255,358
Office equipment	37,511	45,299
Machinery and equipment	210,984	228,151
Moulds	92,980	107,729
Motor vehicles	17,868	19,812

	820,489	890,258

Depreciation expenses included in administrative and other operating expenses for the three months ended March 31, 2007 and March 31, 2006 are $65,431 (unaudited) and $75,753 (unaudited) respectively.

As at March 31, 2007 and December 31, 2006, the carrying amount of buildings pledged as security for the Group’s banking facilities amounted to $231,241 (unaudited) and $233,909 (audited) respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Leasehold lands

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Cost	944,653	949,514

Accumulated amortization	36,834	31,234

Net	907,819	918,280

Analyzed for reporting purposes as:
Current asset	17,079	22,958
Non-current asset	890,740	895,322

	907,819	918,280

Amortization expenses included in administrative and other operating expenses for the three months ended March 31, 2007 and March 31, 2006 are $5,774 (unaudited) and $2,023 (unaudited) respectively.

As at March 31, 2007 and December 31, 2006, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $907,819 (unaudited) and $919,280 (audited) respectively.

14.	Held-to-maturity investments

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	299,654	301,196

As at March 31, 2007 and December 31, 2006, the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $299,654 (unaudited) and $301,196 (audited) respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Intangible assets

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Trademarks	199,667	200,695
Websites	419,301	421,459

	618,968	622,154
Accumulated amortization
Trademarks	121,797	112,389
Websites	192,013	171,929

	313,810	284,318
Net
Trademarks	77,870	88,306
Websites	227,288	249,530

	305,158	337,836

Amortization expenses included in administrative and other operating expenses for the three months ended March 31, 2007 and March 31, 2006 are $31,023 (unaudited) and $38,720 (unaudited) respectively.

16.	Other payables and accrued liabilities

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Accrued expenses	130,496	181,352
Sales deposits received	8,959	9,006

	139,455	190,358

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Advance from related parties

Advance from related parties for working capital are as follows:

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Advance from shareholders	-	33,000

The above advances are interest-free, unsecured and the have no fixed repayment terms.

18.	Bank borrowings

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Secured:
Bank overdrafts repayable on demand	480,280	551,714
Repayable within one year
Non-recurring bank loans	1,141,262	1,469,866
Other bank borrowings	11,040,075	11,183,587

	12,661,617	13,205,167

As of March 31, 2007, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,139,060 (note 12 and 13);

(b)	charge over bank deposits of $4,903,971;

(c)	charge over held-to-maturity investments of $299,654 (note 14);and

(d)	personal guarantee executed by a director of the Company;

One of the subsidiaries, Billion Win International Enterprise Limited, should maintain a minimum net worth of $1,283,038.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Common stock and convertible preferred stock

	Common stock		Series A		Additional paid in
	No. of shares	Amount	No. of shares	Amount	capital
		$		$	$

Balance, January 1, 2007	23,156,629	2,316	-	-	656,095
Issuance of Series A convertible preferred stock	-	-	2,250,348	225	1,897,568

	23,156,629	2,316	2,250,348	225	2,553,663

The Company entered into two subscription agreements (the “Subscription Agreement”) with certain investors pursuant to which the Company sold an aggregate of 2,250,348 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) at $1.29 per share for an aggregate gross proceeds of $2,952,946

At the initial closing of the Subscription Agreement on January 23, 2007, the Company sold an aggregate of 1,749,028 shares of Series A Preferred Stock. At the second and final closing of the Subscription Agreement on February 9, 2007, the Company sold an aggregate of 501,320 shares of Series A Preferred Stock.

Each share of the Company’s Series A Preferred Stock is convertible into shares of common stock at a conversion price equal to the share purchase price, subject to adjustments.

20.	Pension plans

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $4,900 and $4,718 for the three months ended March 31, 2007 and 2006 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21.	Segment Information

For management purposes, the Group is currently organized into two major principal activities – trading of watch movements (components) and trading of completed watches. These principal activities are the basis on which the Group reports its primary segment information.

	Watch	Completed
Three months ended March 31, 2007	Movements (unaudited)	Watches (unaudited)	Total (unaudited)
	$	$	$
Sales	19,224,066	1,894,076	21,118,142

Cost of sales	(17,279,130)	(976,853)	(18,255,983)

Segment result	1,944,936	917,223	2,862,159

	Watch	Completed
Three months ended March 31, 2006	Movements (unaudited)	Watches (unaudited)	Total (unaudited)
	$	$	$
Sales	18,184,751	2,118,340	20,303,091

Cost of sales	(16,965,800)	(1,115,018)	(18,080,818)

Segment result	1,218,951	1,003,322	2,222,273

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the three months ended March 31, 2007 and 2006. Consequently, no segment information by geographical areas is presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This quarterly report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 90% of our revenue for the year ended December 31, 2006 and the three months ended March 31, 2007. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. To enhance our ability to distribute watch movements we provide a variety of value-added services, including automated inventory management services; integration, design and development, management, and extended and post-sale support services.

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

Watch Movement Segment

Hong Kong does not have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the three months ended March 31, 2007 was $19.2 million, with a gross profit $2.00 million, a 5.7% and 59.5% increase respectively, compared to $18.2 million revenue and $1.2 million gross profit for the three months ended March 31, 2006. The gross profit margin increased to 10.1% for the three months ended March 31, 2007 from 6.7% for the same period in 2006, primarily due to more diversified products being promoted to customers and what our management believes to be an increase in market demand. We provide a wide product spectrum of products carrying all three major brands as well as middle-low end China movements. We believe this enables us to provide a convenient one-stop provider for our customers and getting higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 300 watch manufacturers. In addition, we have extended our credit period from an average to 15 days to 30 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $1.9 million for the three months ended March 31, 2007, a 10.6% decrease compared to the same period in 2006 in which revenue was $2.1 million. This segment contributed approximately 9.0% of our revenue for the three months ended March 31, 2007, as compared to 10.4% of revenue for the period ended March 31, 2006. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

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

The Private Placement

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate gross proceeds of $2,902,946 (the "Private Placement"). Of the gross proceeds, $50,000 is represented by a subscription receivable from one investor. WestPark Capital, Inc. ("WestPark") acted as the placement agent for the Private Placement. For its services as placement agent, WestPark received an aggregate fee of approximately $261,265, which consisted of a commission equal to 9.0% of the gross proceeds from the financing. After commissions and expenses, we received net proceeds of approximately $1.9 million in the Private Placement.

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

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three Months Ended March 31,
	2007	2006
Net sales	100%	100%
Cost of sales	86.45%	89.05%
Gross profit	13.55%	10.95%
Depreciation	0.30%	0.37%
Administrative and other operating expenses	2.06%	1.55%
Income from operations	11.18%	9.02%
Other Income	0.37%	0.42%
Interest expense	1.13%	0.99%
Income before taxes	10.42%	8.45%
Income taxes	1.92%	1.46%
Net income	8.50%	6.99%

Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006

Net sales for the three months end March 31, 2007 was $21.1 million as compared to $20.3 million for the same period in 2006, an increase of $0.8 million, or 4.0%. This increase was due to the improved sales of watch movements, which was $19.2 million for the three months ended March 31, 2007, accounting for 91.0% of our total sales for the period, an increase of 5.7% as compared to $18.2 million of the same period in 2006. The increase was primarily attributed to the increase in sales in middle to high-end movements, which had a higher price and profit margin. However, the volume of movements decreased in this period, which slowed the sales growth. Movements had decreased from 25.9 million pieces to 21.3 million pieces in the comparable periods in 2006 and 2007 respectively. Sales of completed watches for the three months ended March 31, 2007, was $1.9 million as compared to $2.1 million for the same period in 2006, a decrease of 10.6%. The decrease was due to the decrease in sales volume, largely in low-end items, from 0.28 million pieces to 0.21 million pieces in the comparable periods in 2007 and 2006 respectively.

Cost of sales for the three months ended March 31, 2007 was $18.3 million, or 86.5% of net sales, as compared to $18.1 million for the same period in 2006, or 89.1% of net sales. The decrease in cost of sales as a percentage of net sales was largely attributable to the improved economies of scale.

Gross profit for the three months ended March 31, 2007 was $2.9 million, or 13.6% of net sales, compared to $2.2 million, or 11.0% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributed to the increase in sales of higher-margin products as a result of diversification of products and economies of scale. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales had jumped from 6.7% for the period ended March 31, 2006 as compared to 10.1% of net sales for same period in 2007. There was only a slight increase of gross profit for complete watch for the period end March 31, 2007 of 48.4% of net sales as compared to 47.3% of the same period in 2006 as the product mix had no significant change.

Administrative and other operating expenses were $0.43 million, or 2.1% of net sales for the three months ended March 31, 2007, as compared to $0.32 million, or 1.6% of net sales for comparable period in 2006. The slight increase as a percentage of net sales was primarily attributable to more new recruits and upgraded staff benefits. This stabilized the senior management teams for serving the company. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Interest expense for the three months ended March 31, 2007 was $0.24 million, or 1.1% of net sales, as compared to $0.2 million for the same period in 2006, or 1.0% of net sales. This increase was primarily attributable to the increase in bank interest rates in the three months ended March 31, 2006 and the comparable period in 2007. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Net income for the three months ended March 31, 2007 was $1.8 million, or 8.5% of net sales, as compared to $1.4 million, or 7.0% of the net sales for the comparable period in 2006.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of March 31, 2007 we had general banking facilities amounted to $12.7 million for overdraft, letter of credit, trust receipt, invoice financing and export loans granted by nine banks. The amount decreased by $1.1 million compared to $13.8 million as at March 31, 2006. Interest on the facilities ranged from minus 2.0 to 0.75% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). These banking facilities were secured by the leasehold properties, time deposits and held-to maturity investments of the group and personal guarantees executed by our Chairman of the Board.

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate gross proceeds of $2,902,946 (the “Private Placement”). Of the gross proceeds, $50,000 is represented by a subscription receivable from one investor. WestPark Capital, Inc. (“WestPark”) acted as the placement agent for the Private Placement. For its services as placement agent, WestPark received an aggregate fee of approximately $261,265, which consisted of a commission equal to 9.0% of the gross proceeds from the financing. After commissions and expenses, we received net proceeds of approximately $1.9 million in the Private Placement.

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

For the three months ended March 31, 2007, net cash used by operating activities was approximately $1.4 million, as compared to net cash used in operating activities of $2.3 million for the comparable period in 2006. The decrease in net cash used by operating activities is primarily attributable to increase in net income, a decrease in advance form related parties and no more unearned income. The net cash used by operating activities in the three months ended March 31, 2007 is also attributable to increase in purchase deposits paid by 3.6 million comparable to the year ended December 31, 2006. The purpose of purchase deposits was to keep cost of goods sold at lower market prices to avoid buying price increases in hot seasons.

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2007 and $2.0 million for the comparable period in 2006. The decrease in net cash provided by financing activities for the three months ended March 31, 2007 was attributable to the increase in issuance of equity securities of $1.9 million and no increase in net advancement of other bank borrowings.

In the three months ended March 31 2007 and the same period in 2006 our inventory turnover was 19 and 13.6 times, respectively. The average days outstanding of our accounts receivable at March 31, 2007 were 56 days, as compared to 32 days at March 31, 2006. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

We currently have no solid plans for significant capital expenditure in the next 12 months. Based on our current plans, we believe that cash on hand, cash flow from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next 12 months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in internal control over financial reporting

Upon the closing of the Share Exchange on January 23, 2007, the internal control over financial reporting utilized by Times Manufacture prior to the Share Exchange became the internal control over financial reporting of our company. Upon closing of the Share Exchange, we (i) became the 100% parent of Times Manufacture and its eight wholly-owned subsidiaries, (ii) assumed the operations of Times Manufacture and its subsidiaries, and (iii) changed our name from SRKP 9, Inc. to Asia Time Corporation. Following the Share Exchange the sole business conducted by our company became the business conducted by Times Manufacture, and the officers and directors of Times Manufacture became the officers and directors of our company. We believe these changes will materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other then the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA TIME CORPORATION (Registrant)

May 21, 2007	By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer, Chief Financial Officer and Chairman of the Board