Form 10-Q
period 2007-06-30
ASIA TIME CORP
filed 2007-08-20
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐  No ☒

There were 23,156,629 shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 14, 2007.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	74,710	316,621
Restricted cash	5,940,642	4,523,679
Accounts receivable	14,463,214	8,188,985
Prepaid expenses and other receivables - Note 10	6,044,193	2,101,133
Tax prepayment	-	767
Inventories, net - Note 11	4,229,168	6,620,361
Prepaid lease payments - Note 13	22,840	22,958

Total Current Assets	30,774,767	21,774,504
Deferred tax assets - Note 7	13,920	14,042
Plant and equipment, net - Note 12	754,958	890,258
Leasehold lands - Note 13	879,219	895,322
Held-to-maturity investments - Note 14	299,654	301,196
Intangible assets - Note 15	274,210	337,836
Restricted cash	255,984	257,301

TOTAL ASSETS	33,252,712	24,470,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,514,350	770,360
Other payables and accrued liabilities - Note 16	51,232	190,358
Advance from a related party - Note 17	23,938	-
Income tax payable	2,093,132	1,453,051
Bank borrowings - Note 18	15,608,181	13,205,167

Total Current Liabilities	19,290,833	15,618,936
Deferred tax liabilities - Note 7	31,498	31,711

TOTAL LIABILITIES	19,322,331	15,650,647

COMMITMENTS AND CONTINGENCIES - Note 21

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET (Cont’d)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred stock - Note 19
Par value : 2007 - US$0.0001 (2006 - US$0.0001)
Authorized: 2007 - 10,000,000 shares (2006 - 10,000,000)
Issued and outstanding: 2007 - 2,250,348 shares (2006 - none)	225	-

Common stock - Note 19
Par value : 2007 - US$0.0001 (2006 - US$0.0001)
Authorized: 2007 - 100,000,000 shares (2006 - 100,000,000)
Issued and outstanding: 2007 - 23,156,629 shares (2006 - 3,702,209)	2,316	370
Additional paid-in capital	2,970,386	655,874
Accumulated other comprehensive income	(40,672)	7,470
Retained earnings	10,998,126	8,156,098

TOTAL STOCKHOLDERS’ EQUITY	13,930,381	8,819,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	33,252,712	24,470,459

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED INCOME STATEMENT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	20,869,437	22,924,095	41,987,579	43,227,186
Cost of sales	(18,288,887)	(21,700,076)	(36,544,870)	(39,780,894)

Gross profit	2,580,550	1,224,019	5,442,709	3,446,292
Other income - Note 5	48,281	41,875	96,778	83,780
Depreciation	(63,433)	(95,935)	(128,864)	(159,366)
Administrative and other operating expenses	(518,215)	(298,113)	(953,058)	(612,245)

Income from operations	2,047,183	871,846	4,457,565	2,758,461
Professional expenses related to Restructuring and Share Exchange	-	-	(419,197)	-
Other income - Note 5	48,452	67,383	78,381	110,296
Interest expenses - Note 6	(274,990)	(297,298)	(514,419)	(497,854)

Income before taxes	1,820,645	641,931	3,602,330	2,370,903
Income taxes - Note 7	(354,630)	(122,159)	(760,302)	(419,309)

Net income	1,466,015	519,772	2,842,028	1,951,594

Earnings per share of common stock (cents) - Note 9
- Basic	6.33	2.24	12.27	8.42
- Diluted	5.77	2.24	11.33	8.42

Weighted average number of common stock - Note 9
- Basic	23,156,629	23,156,629	23,156,629	23,156,629
- Diluted	25,406,977	23,156,629	25,086,369	23,156,629

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	2,842,028	1,951,594
Adjustments to reconcile net income to net cash flows
provided by operating activities :
Amortization of intangible assets	61,907	77,413
Amortization of leasehold lands	11,522	9,294
Depreciation	128,864	159,366
Loss on disposal of plant and equipment	5,404	7,735
Income taxes	760,302	419,309
Professional expenses related to Restructuring and Share Exchange	419,197	-

Changes in operating assets and liabilities :
Accounts receivable	(6,317,232)	(3,528,823)
Prepaid expenses and other receivables	(3,929,492)	(963,219)
Inventories	2,357,702	2,628,448
Accounts payable	748,048	68,807
Other payables and accrued liabilities	(138,176)	(20,293)
Income tax payable	(111,908)	(33,977)
Unearned income	-	(1,597,305)

Net cash flows used in operating activities	(3,161,834)	(821,651)

Cash flows from investing activities
Cash acquired in connection with reverse acquisition	3,193	-
Acquisition of plant and equipment	(3,824)	(1,164,127)
Proceeds from disposal of plant and equipment	320	2,037

Net cash flows used in investing activities	(311)	(1,162,090)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock	2,641,683	-
Repayment of short-term bank loans	(28,187,384)	(27,682,224)
Net advancement of other bank borrowings	30,725,349	31,314,380
Increase in restricted cash	(1,440,370)	(1,172,601)
Advance (from) / to related parties	(9,057)	541,978
Decrease / (increase) in bank overdrafts	(66,923)	167,638
Dividends paid	-	(1,608,572)
Recapitalization costs	(739,390)	-

Net cash flows provided by financing activities	2,923,908	1,560,599

Net decrease in cash and cash equivalents	(238,237)	(423,142)
Effect of foreign currency translation on cash and cash equivalents	(3,674)	(3,449)
Cash and cash equivalents - beginning of period	316,621	780,090

Cash and cash equivalents - end of period	74,710	353,499

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Cont’d)
(Stated in US Dollars)

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Supplemental disclosures for cash flow information:
Cash paid for:
Interest	514,419	497,854
Income taxes	111,908	33,977

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

The Company effectuated a 1.371188519-for-one stock reverse split in the course of the share exchange process such that there were 3,702,209 shares of common stock outstanding immediately prior to the closing of the Exchange Agreement. These financial statements give retroactive effect to this share split.

At the closing of the Exchange Agreement, the Company acquired all of Times Manufacture’s capital shares (the “Times Manufacture Shares”) from the Original Shareholder, and the Original Shareholder transferred and contributed all of his Times Manufacture Shares to the Company. In exchange, the Company issued 19,454,420 shares of its Common Stock to the Original Shareholder.

The former stockholders of Times Manufacture acquired 84% of the Company’s issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Times Manufacture became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization of the Company, whereby Times Manufacture is deemed to be the accounting acquirer and is deemed to have adopted the Company’s capital structure. Since the Merger was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of Times Manufacture, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of the date of the merger on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date. Although the Company is the legal acquirer, Times Manufacture will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Times Manufacture.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Corporation information and reorganization (Cont’d)

The net deficits of the Company at the completion date on January 23, 2007 are as follows:

(Unaudited)
$

Current assets
Cash and cash equivalents	3,193
Prepaid expenses	25,000

28,193

Current liabilities
Advance from related parties	(33,000)

Net deficits acquired	(4,807)

3.	Description of business

The Company and its subsidiaries are engaged in trading of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding
Times Manufacturing & E-Commerce Corporation Ltd(“TMEHK”)	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding
Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components
Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components
Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components
Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components
TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding
Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive
Megamooch Online Ltd	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements of Times Manufacture & E-Commerce Corporation Ltd and the notes for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and equipment and intangible assets. Actual results could differ from those estimates.

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

Rebate receivable

Rebate receivables are recognized as a reduction of cost of sales at fair value, less provision for impairment. A provision for impairment of rebate receivables is established when there is objective evidence that the company will not be able to collect all amounts due according to the original terms of receivables. The amount of provision is recognized in the income statement.

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

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, if any, adoption of FIN 48 did not have an effect on our results of operations or financial condition. We did not have any material unrecognized tax benefits as of January 1, 2007 or June 30, 2007.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although we will continue to evaluate the provisions of SFAS No.157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

On February 15, 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement. Although we will continue to evaluate the provisions of SFAS No.159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Other income

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Operating income
License fee of intangible assets	32,571	41,875	65,287	83,780
Rental income	15,710	-	31,491	-

	48,281	41,875	96,778	83,780

Non-operating income
Bank interest income	47,904	57,661	76,906	94,004
Net exchange gains	548	189	1,475	298
Other interest income	-	9,506	-	15,967
Sundry	-	27	-	27

	48,452	67,383	78,381	110,296

	96,733	109,258	175,159	194,076

6.	Interest expenses

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on bank trust receipts	248,538	277,748	468,040	457,302
Interest on short-term bank loans	7,181	3,199	16,764	8,374
Interest on bank overdrafts	10,847	16,351	21,191	32,178
Interest on other loans	8,424	-	8,424	-

	274,990	297,298	514,419	497,854

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Hong Kong profits tax
Current period	354,630	122,159	760,302	419,309

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 17.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of June 30, 2007 and December 31, 2006 are composed of the following:

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax depreciation on plant and equipment	17,578	17,669

Deferred tax liabilities, net	17,578	17,669

Recognized in the balance sheet:
Net deferred tax assets	(13,920)	(14,042)
Net deferred tax liabilities	31,498	31,711

	17,578	17,669

8.	Comprehensive income

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net income	1,466,015	519,772	2,842,028	1,951,594
Foreign currency translation adjustment	3,935	6,206	(48,142)	(10,273)

Total comprehensive income	1,469,950	525,978	2,793,886	1,941,321

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Earnings per share

As per Note 19, the Company has placed 1,749,028 and 501,320 shares of Convertible preferred stock on January 23, 2007 and February 9, 2007 respectively. These 2,250,348 shares of convertible preferred stock are issued at $1.29 and being eligible to be converted in the ratio of 1:1 into each share of common stock. The Earnings Per Share on a dilutive basis has been calculated with the assumption that all such convertible preferred stock have been fully converted into common stock on the day of issue as if in the periods presented that form the basis for the number of common stock being outstanding on a dilutive earnings per share calculation.

10.	Prepaid expenses and other receivables

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Rebate receivable	1,365,746	-
Interest receivable	-	20,218
Rental receivable	-	46,314
Other receivable	14,932	-
Purchase deposits paid	2,543,961	1,530,372
Sales proceeds of intangible assets receivable	299,501	301,042
Other deposits and prepayments	1,820,053	203,187

	6,044,193	2,101,133

11.	Inventories

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Merchandises, at cost - completed watches	311,051	1,745,648
Merchandises, at cost - watch movements	3,918,117	4,874,713

	4,229,168	6,620,361

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Plant and equipment

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Buildings	241,109	242,350
Furniture and fixtures	487,642	492,866
Office equipment	145,047	145,911
Machinery and equipment	319,980	321,626
Moulds	382,696	384,665
Motor vehicles	44,092	45,928

	1,620,566	1,633,346

Accumulated depreciation
Buildings	11,339	8,441
Furniture and fixtures	283,042	237,508
Office equipment	114,810	100,612
Machinery and equipment	124,994	93,475
Moulds	302,387	276,936
Motor vehicles	29,036	26,116

	865,608	743,088

Net
Buildings	229,770	233,909
Furniture and fixtures	204,600	255,358
Office equipment	30,237	45,299
Machinery and equipment	194,986	228,151
Moulds	80,309	107,729
Motor vehicles	15,056	19,812

	754,958	890,258

Depreciation expenses included in administrative and other operating expenses for the six months ended June 30, 2007 and June 30, 2006 are $128,864 (unaudited) and $159,366 (unaudited) respectively.

As at June 30, 2007 and December 31, 2006, the carrying amount of buildings pledged as security for the Group’s banking facilities amounted to $229,770 (unaudited) and $233,909 (audited) respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Leasehold lands

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Cost	944,653	949,514

Accumulated amortization	42,594	31,234

Net	902,059	918,280

Analyzed for reporting purposes as:
Current asset	22,840	22,958
Non-current asset	879,219	895,322

	902,059	918,280

Amortization expenses included in administrative and other operating expenses for the six months ended June 30, 2007 and June 30, 2006 are $11,522 (unaudited) and $9,294 (unaudited) respectively.

As at June 30, 2007 and December 31, 2006, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $902,059 (unaudited) and $919,280 (audited) respectively.

14.	Held-to-maturity investments

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	299,654	301,196

As at June 30, 2007 and December 31, 2006, the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $299,654 (unaudited) and $301,196 (audited) respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Intangible assets

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Trademarks	199,667	200,695
Websites	419,301	421,459

	618,968	622,154
Accumulated amortization
Trademarks	131,780	112,389
Websites	212,978	171,929

	344,758	284,318
Net
Trademarks	67,887	88,306
Websites	206,323	249,530

	274,210	337,836

Amortization expenses included in administrative and other operating expenses for the six months ended June 30, 2007 and June 30, 2006 are $61,907 (unaudited) and $77,413 (unaudited) respectively.

16.	Other payables and accrued liabilities

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Accrued expenses	42,273	181,352
Sales deposits received	8,959	9,006

	51,232	190,358

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Advance from a related party

Advance from a related party for working capital is as follows:

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Advance from a director	23,938	-

The above advance is interest-free, unsecured and the has no fixed repayment terms.

18.	Bank borrowings

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Secured:
Bank overdrafts repayable on demand	481,978	551,714
Repayable within one year
Non-recurring bank loans	2,030,973	1,469,866
Other bank borrowings	13,095,230	11,183,587

	15,608,181	13,205,167

As of June 30, 2007, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,131,829 (note 12 and 13);

(b)	charge over bank deposits of $6,196,626;

(c)	charge over held-to-maturity investments of $299,654 (note 14);and

(d)	personal guarantee executed by a director of the Company;

One of the subsidiaries, Billion Win International Enterprise Limited, should maintain a minimum net worth of $3,839,754.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Common stock and convertible preferred stock

	Common stock		Series A		Additional paid in
	No. of shares	Amount	No. of shares	Amount	capital
		$		$	$

Balance, January 1, 2007	3,702,209	370	-	-	655,874
Recapitalization	19,454,420	1,946	-	-	(9,946)
Payment to shareholders	-	-	-	-	(317,000)
Issuance of Series A convertible preferred stock	-	-	2,250,348	225	2,641,458

	23,156,629	2,316	2,250,348	225	2,970,386

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

However, if the Company at any time prior to the first trading day on which the common stock is quoted on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange (each a “Trading Market”) sells or issues any shares of common stock in one or a series of transactions at an effective price less than such conversion price where the aggregate gross proceeds to the Company are at least $1.0 million, then the aforementioned conversion price shall be reduced to such effective price. Each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock if (i) the closing price of the common stock on the Trading Market for any 10 consecutive trading day period exceeds $3.00 per share, (ii) the shares of common stock underlying the Series A Convertible Preferred Stock are subject to an effective registration statement, and (iii) the daily trading volume of the common stock on a Trading Market exceeds 25,000 shares per day for 10 out of 20 prior trading days.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Common stock and convertible preferred stock (continued)

If the Company pays a stock dividend on the shares of common stock, subdivide outstanding shares of common stock into a larger number of shares, combine, through a reverse stock split, outstanding shares of the common stock into a smaller number of shares or issues, in the event of a reclassification of shares of the common stock, any shares of the capital stock, then the conversion price of the Series A Preferred Stock will be adjusted as follows: the conversion price will be multiplied by a fraction, of which (i) the numerator will be the number of shares of common stock outstanding immediately before one of the events described above and (ii) the denominator will be the number of shares of common stock outstanding immediately after such event.

Holder of the Series A Convertible Preferred Stock have the right to one vote per share of common stock issuable upon conversion of the shares underlying any shares of Preferred Stock outstanding as of the record date for purposes of determining which holders have the right to vote with respect to any matters brought to a vote before the Company’s holders of common stock.

In the event of any liquidation, dissolution or winding up of our company, the holders of the Series A Convertible Preferred Stock are entitled to receive in preference to the holders of common stock an amount per share of $1.29 plus any accrued but unpaid dividends. If the Company’s assets are insufficient to pay the above amounts in full, then all of the Company’s assets will be ratably distributed among the holders of the Series A Convertible Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.

There are no additional specific dividend rights or redemption rights of holders of the Series A Convertible Preferred Stock.

If the Company redeems or acquired any shares of the Series A Convertible Preferred Stock are converted, those shares will resume the status of authorized but unissued shares of preferred stock and will no longer be designated as Series A Convertible Preferred Stock.

As long as any shares of Series A Convertible Preferred Stock are outstanding, the Company cannot alter or adversely change the powers, preference or rights given to the Series A Convertible Preferred Stock holders, without the affirmative vote of those holders.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $7,623 and $4,274 for the three months ended June 30, 2007 and 2006 respectively.

21.	Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2007 are as follows :-

Period ending June 30	$

2007 - 2008	82,412
2008 - 2009	31,778

114,190

Rental expenses for the years six months ended June 30, 2007 and 2006 were $50,302 and $38,403 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Segment Information

For management purposes, the Group is currently organized into two major principal activities - trading of watch movements (components) and trading of completed watches. These principal activities are the basis on which the Group reports its primary segment information.

	Watch	Completed
	Movements	Watches	Total
Six months ended June 30, 2007	(unaudited)	(unaudited)	(unaudited)
	$	$	$
Sales	38,234,543	3,753,036	41,987,579
Cost of sales	(34,535,028)	(2,009,842)	(36,544,870)

Segment result	3,699,515	1,743,194	5,442,709

	Watch	Completed
	Movements	Watches	Total
Six months ended June 30, 2006	(unaudited)	(unaudited)	(unaudited)
	$	$	$
Sales	37,877,213	5,349,973	43,227,186
Cost of sales	(36,997,634)	(2,783,260)	(39,780,894)

Segment result	879,579	2,566,713	3,446,292

	Watch	Completed
	Movements	Watches	Total
Three months ended June 30, 2007	(unaudited)	(unaudited)	(unaudited)
	$	$	$
Sales	19,010,476	1,858,961	20,869,437
Cost of sales	(17,255,898)	(1,032,989)	(18,288,887)

Segment result	1,754,578	825,972	2,580,550

	Watch	Completed
	Movements	Watches	Total
Three months ended June 30, 2006	(unaudited)	(unaudited)	(unaudited)
	$	$	$
Sales	19,692,462	3,231,633	22,924,095
Cost of sales	(20,031,834)	(1,668,242)	(21,700,076)

Segment result	(339,372)	1,563,391	1,224,019

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Segment Information (continued)

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the six months ended June 30, 2007 and 2006. Consequently, no segment information by geographical areas is presented.

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 90% of our revenue for the year ended December 31, 2006 and 91% for the six months ended June 30, 2007. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. To enhance our ability to distribute watch movements we provide a variety of value-added services, including automated inventory management services; integration, design and development, management, and extended and post-sale support services.

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

In 2005, we re-aligned the structure and business functions of our subsidiaries to clearly define the scopes our business objectives in order to strengthen our ability to effectively conduct our business operations. Billion Win International Enterprise Limited, or Billion Win, is our central sourcing component. Billion Win, which is held indirectly through Times Manufacture, procures and imports watch movements and distributes them to suppliers, volume users in China, and two of our subsidiaries, Goldcome Industrial Limited, or Goldcome, and Citibond Industrial Limited, or Citibond. Goldcome mainly focuses it distributions to wholesalers and large manufacturers and Citibond focuses on distributions to small to medium size manufacturers. Megamooch International Limited is a complete watch distributor and exporter targeting overseas buyers. Another two subsidiaries, TME Enterprise Ltd. and Citibond Design Ltd., are responsible for complete watch design for manufacturers and exporters and handles large volume watch movement transactions between buyers and sellers solely on a commission basis. Megamooch Online Ltd. operations are focused on complete watch marketing and distribution, with manufacturing being outsourced, and it concentrates on overseas markets.

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the six months ended June 30, 2007 was $38.23 million, with a gross profit $3.70 million, a 0.9% and 320.6% increase, respectively, as compared to $37.87 million in revenue and $0.36 million in gross profit for the six months ended June 30, 2006. The gross profit margin increased to 9.7% for the six months ended June 30, 2007 from 2.3% for the same period in 2006, primarily due to more diversified products being promoted to customers and higher selling prices as a result of extended credit terms to our customers. We provide a wide product spectrum of products carrying major brands as well as middle-low end China movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 300 watch manufacturers. In addition, we have extended our credit period from an average to 30 days to 60 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $3.75 million for the six months ended June 30, 2007, a 29.9% decrease compared to the same period in 2006 in which revenue was $5.35 million. This segment contributed approximately 8.9% of our revenue for the six months ended June 30, 2007, as compared to 12.4% of revenue for the period ended June 30, 2006. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

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

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Sales	100.00%	100.00%	100.00%	100.00%
Cost of Sales	87.63%	94.66%	87.04%	92.03%
Gross Profit	12.37%	5.34%	12.96%	7.97%
Other income form operating	0.23%	0.18%	0.23%	0.19%
Depreciation	0.30%	0.42%	0.30%	0.37%
Administrative Expenses	2.48%	1.29%	2.27%	1.42%
Income from non-operating	9.82%	3.81%	10.62%	6.37%
Professional expenses related to Restructuring and Share Exchange			1.00%
Other Income	0.23%	0.29%	0.19%	0.26%
Interest Expenses	1.32%	1.30%	1.23%	1.15%
Profit Before Tax	8.73%	2.80%	8.58%	5.48%
Taxation	1.70%	0.53%	1.81%	0.97%
Net Income	7.03%	2.27%	6.77%	4.51%

Comparison of the three months ended June 30, 2007 with the three months ended June 30, 2006

Net sales for the three months ended June 30, 2007 was $20.87 million as compared to $22.92 million for the same period in 2006, a decrease of $2.0 million, or 8.9%. This decrease was primarily due to the decreased sales of completed watches, which decreased from $3.23 million during the three months ended June 30, 2006 to $1.86 million for the comparable period in 2007. The watch movement segment remained almost the same from $19.69 million in net sales for the three months ended June 30, 2006 to $19.01 million for the three months ended June 30, 2007. The decrease in sales of completed watches was due to the delay in new product launches which affected new order placements during the period.

Cost of sales for the three months ended June 30, 2007 was $18.29 million, or 87.6% of net sales, as compared to $21.70 million, or 94.7% of net sales, for the same period in 2006. The decrease in cost of sales as a percentage of net sales was largely attributable to the rebate receivables for the three months ended June 30, 2007.

Gross profit for the three months ended June 30, 2007 was $2.58 million, or 12.4% of net sales, compared to $1.22 million, or 5.3% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributable to the decrease in cost as a result of rebate receivables for the three months ended June 30, 2007. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales increased from -1.7% for the three months ended June 30, 2006 to 9.2% of net sales for same period in 2007. There was a slight decrease of gross profit for completed watches for the three months ended June 30, 2007, which was 44.4% of net sales as compared to 48.4% of net sales for the same period in 2006, as the product mix had no significant change.

Administrative and other operating expenses were $0.58 million, or 2.8% of net sales for the three months ended June 30, 2007, as compared to $0.39 million, or 1.7% of net sales for comparable period in 2006. The increase was primarily due to increased professional fees related to company restructuring and reporting requirements as a public company.

Other income was $0.10 million, or 0.5% of net sales for the three months ended June 30, 2007, as compared to $0.11 million, or 0.5% of nets sales for the three months ended June 30, 2006. The slight decrease was primarily due to a decrease in income received from the license fees of intangible assets, which was $0.03 million for the three months ended June 30, 2007, and a decrease in bank interest income, which was $0.05 million for the three months ended June 30, 2007, partially offset by an increase in rental income, which was $0.02 million for the three months ended June 30, 2007.

Income taxes for the three months ended June 30, 2007 were $0.35 million, or 1.7% of net sales, as compared to $0.12 million for the three months ended June 30, 2006, or 0.5% of net sales. The increase in incomes taxes is primarily due to an increase in the profit margin to 8.7% for the three months ended June 30, 2007 compared to a profit margin of only 2.8% for the three months ended June 30, 2006.

Interest expense for the three months ended June 30, 2007 was $0.27 million, or 1.3% of net sales, as compared to $0.30 million, or 1.3% of net sales, in 2006, which was consistent in the comparable period.

Net income for the three months ended June 30, 2007 was $1.47 million, or 7.0% of net sales, as compared to $0.52 million, or 2.3% of the net sales for the comparable period in 2006.

Comparison of the six months ended June 30, 2007 with the six months ended June 30, 2006

Net sales for the six months ended June 30, 2007 was $41.99 million as compared to $43.23 million for the comparable period in 2006, a decrease of $1.24 million, or 2.87%. This decrease was primarily due to the decreased sales of completed watches partially offset by the increase in sales of watch movements. The decrease in sales of completed watches was due to the delay in new product launch which affected new order placements in the period.

Cost of sales for the six months ended June 30, 2007 was $36.54 million, or 87.0% of net sales, as compared to $39.78 million, or 92.0% of net sales, for the same period in 2006. The decrease in cost of sales as a percentage of net sales was largely attributable to the improved economies of scale and rebate receivables for the six months ended June 30, 2007.

Gross profit for the six months ended June 30, 2007 was $5.42 million, or 13.0% of net sales, compared to $3.45 million, or 8.0% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributable to the increase in sales of higher-margin products as a result of diversification of products, a decrease in costs due to rebate receivables in the six months ended June 30, 2007 and improved economies of scale.

Administrative and other operating expenses were $1.08 million for the six months ended June 30, 2007, as compared to $0.77 million for the comparable period in 2006. The increase was primarily due to increased professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits.

Other income was $0.18 million, or 0.4% of net sales for the six months ended June 30, 2007, as compared to $0.19 million, or 0.5% of nets sales for the six months ended June 30, 2006. The slight decrease was primarily due to a decrease in income received from the license fees of intangible assets, which was $0.07 million for the six months ended June 30, 2007, and a decrease in bank interest income, which was $0.08 million for the six months ended June 30, 2007, partially offset by an increase in rental income, which was $0.03 million for the six months ended June 30, 2007.

Income taxes for the six months ended June 30, 2007 were $0.76 million, or 1.8% of net sales, as compared to $0.42 million for the six months ended June 30, 2006, or 1.0% of net sales. The increase in income taxes is primarily due to an increase in the profit margin to 8.58% for the six months ended June 30, 2007 compared to a profit margin of only 5.48% for the six months ended June 30, 2006.

Interest expense for the six months ended June 30, 2007 was $0.51 million, or 1.2% of net sales, as compared to $0.50 million, or 1.2% of net sales, in 2006 which was consistent in the comparable period.

Net income for the six months ended June 30, 2007 was $2.8 million, or 6.8% of net sales, as compared to $1.9 million, or 4.5% of the net sales for the comparable period in 2006.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of June 30, 2007 we had general banking facilities amounted to $15.61 million for overdraft, letter of credit, trust receipt, invoice financing and export loans granted by nine banks. The amount increased by $2.40 million compared to $13.20 million as at June 30, 2006. Interest on the facilities ranged from minus 2.0 to 0.75% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). These banking facilities were secured by the leasehold properties, time deposits and held-to maturity investments of the group and personal guarantees executed by our Chairman of the Board.

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

For the six months ended June 30, 2007, net cash used by operating activities was approximately $3.2 million, as compared to net cash used in operating activities of $0.8 million for the comparable period in 2006. The increase in net cash used by operating activities was primarily attributable to an increase in accounts receivable, an increase in prepaid expenses and other receivables and a decrease in advance from related parties, partially offset by the lack of unearned income. The increase in accounts receivable was due to an increase in sales and extended aging in the completed watches segment. The increase in prepaid expenses and other receivables was attributable to the deposit of potential acquisition of plant facilities. No acquisition was completed as of the date of this quarterly report.

Net cash used in investing activities was $311 for the six months ended June 30, 2007, compared to $1.2 million in the comparable period in 2006. The decrease in net cash used was primarily due to the decrease in expenditures for acquiring plant and equipment and no significant investment was made during the six months ended June 30, 2007.

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2007 and $1.6 million for the comparable period in 2006. The increase in net cash provided by financing activities for the six months ended June 30, 2007 was primarily attributable to an increase in our issuance of equity securities in a private placement in the amount of $2.6 million and the lack of dividends paid, partially offset by a an increase in recapitalization costs.

For the six months ended June 30, 2007 and the same period in 2006, our average inventory turnover was 27 days and 24 days, respectively. The average days outstanding of our accounts receivable for the six months ended June 30, 2007 was 49 days, as compared to 27 days for the same period in 2006. The increase in the average days outstanding of our accounts receivable was due to the change in our credit policy. Since January 2007, we have extended our credit terms from 30 days to 60 day to customers who have a good credit history in order to improve our profit margin and competitiveness. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

In an attempt to reduce our reliance on third-party watch movement manufacturers, we have plans to manufacture our own brands of quartz movements and mechanical movements in-house. To manufacture our own brands of quartz and mechanical movements in-house, we would need to acquire watch movement facilities in China and invest in new equipments and research and development. We expect that up to $5.5 million will be required to obtain the equipment and facilities to manufacture branded proprietary watch movements. We will be required to raise the appropriate amount of capital needed for our future operations from future equity sales or through debt financings. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our plans to manufacture our own watch movement parts. We may not be able to obtain additional financial resources when necessary or on terms favorable to us, if at all, and any available additional financing may not be adequate. Moreover, new equity securities issued in financings, including any shares of Series A Convertible Preferred Stock or any new series of preferred stock authorized by our Board of Directors, may have greater rights, preferences or privileges than our existing common stock. To the extent stock is issued or options and warrants are exercised, holders of our common stock will experience further dilution.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASIA TIME CORPORATION (Registrant)

August 20, 2007	By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer, Chief Financial Officer and Chairman of the Board