Form 10-K/A
period 2006-12-31
ASIA TIME CORP
filed 2007-09-26
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K/A

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

Yes ☐ No ☒

There were 23,156,629 shares outstanding of registrant’s common stock, par value $.0001 per share, as of March 31, 2007. The registrant’s common stock is not traded or listed on any exchange.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends items identified below with respect to the Form 10-K, filed by Asia Time Corporation (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on April 17, 2007 (the “Original Filing”) is being filed to reflect amendments and changes to financial and other disclosures contained in the Form 8-K. Unless indicated otherwise, the disclosures in this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-K have been revised, re-executed and re-filed as of the date of this Amendment. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Please note that the Company was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 23, 2007 (the “Effective Date”), the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”), which has eight wholly-owned subsidiaries consisting of Times Manufacturing & E-Commerce Corporation Ltd., TME Enterprise Ltd., Citibond Design Ltd. and Megamooch Online Ltd., each of which is a British Virgin Islands corporation, and the Hong Kong incorporated subsidiaries Billow Win International Enterprise Ltd., Goldcome Industrial Ltd., Citibond Industrial Ltd., and Megamooch International Ltd., (ii) assumed the operations of Times Manufacture and its subsidiaries, and (iii) changed its name from SRKP 9, Inc. to Asia Time Corporation. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007. This Annual Report on Form 10-K contains information regarding the Company and Times Manufacture, as indicated herein.

Since the Share Exchange closed subsequent to the reporting period covered by the Annual Report on Form 10-K, this report includes both discussion of our business as it existed as of December 31, 2006 and of the Company’s business post-Share Exchange, as the 100% parent of Times Manufacture, to ensure that the disclosure included herein is complete and not misleading. The sections entitled “SRKP 9, INC.” describe the Company prior to January 23, 2007 and the sections entitled “ASIA TIME CORPORATION” describe the Company on and after January 23, 2007.

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

PART I

Item 1. Business

SRKP 9, INC.

(a)	Business Development

SRKP 9, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on January 3, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

(b)	Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)    Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)    Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)    Strength and diversity of management, either in place or scheduled for recruitment;

(d)    Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)    The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)    The extent to which the business opportunity can be advanced;

(g)    The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)    Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Both of our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c)	Reports to security holders.

(1)    The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)     The Company is a reporting company and will comply with the requirements of the Exchange Act.

(3)    The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ASIA TIME CORPORATION

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

Our Industry

A typical watch manufacturing process begins with the watch being designed, either from scratch or based on a chosen watch movement according to the required features. For example, if a watch manufacturer wants to design a three-hand chronograph with split-second, three dials and date, they will source the watch movements that meet these requirements and design the watch according to the specifications of this movement. Next in the process is the sourcing, purchasing or manufacture of the required components, including the watch case, watch movement, strap and crown. The last steps in the process are the assembly of the watch components, followed by testing and quality control.

Except for the largest watch manufactures, such as Citizen, Seiko, and Swatch, which produce and use their own watch movements, most watch manufacturers source and purchase the movements in the market.

In the watch manufacturing process, we provide watch movements directly to the manufacturers or through movement wholesalers, assisting the manufacturers to source the movement by providing technical information, advise, and pricing. We also assist provide our customers with watch design and technical assistance.

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

Watch Movements

We primarily distribute quartz watch movements that are produced primarily in Switzerland and Japan. All quartz watch movements distributed by our company are multi-function and have three hands. The watch movements have high adaptability so that a range of watches, from inexpensive to luxury, may be made from the same watch movement. To a lesser extent, we also offer mechanical movements manufactured by Citizen, ETA and Tsinlien Sea Gull Co. Ltd. For the year ended December 31, 2006, we acquired most of our watch movement products from the following two manufacturers: Citizen Miyota Co., Ltd., which is a member company in the Citizen Group, supplied 64% and Seiko Corporation supplied 32%. The next highest supplier was ETA SA Manufacture Horlogere Suisse, a member of the Swatch Group, which supplied us with less than 1% of our watch movements.

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

Offer wide-ranging product spectrum to customers. Management estimates that it can increase revenues by broadening our product spectrum and offering more brands of quartz movement to customers. Apart from quartz movement, we intend to offer mechanical movements. By broadening our product spectrum, we hope to increase our market share through sales to manufacturers of high-end watches utilizing sophisticated mechanical movements. We plan to source other brands of quartz and mechanical movement in order to broaden our product spectrum. The number of brands and products that we plan to introduce will depend on the terms and conditions offered by our suppliers.

Manufacture branded proprietary watch movements. To further diversify our product offering and reduce our reliance on third party watch movement manufacturers, we eventually hope to manufacture our own brands of quartz movements and high end mechanical movements in-house. We estimate that our company can replace a portion of our current third-party watch movement sales with our own brand movements, watch movements manufactured in-house would be higher margin offerings than distributed products of third-party suppliers. In addition, in-house manufacturing will allow product offerings at more competitive price points which we believe will enhance our competitive position. To manufacture our own brands of quartz and mechanical movements in-house, would need to acquire watch movement facilities in China and invest in new equipments and research and development. We expect that up to $5.5 million will be required to obtain the equipment and facilities to manufacture branded proprietary watch movements. Our plan to acquire manufacturing facilities and equipment to manufacture our own brand of quartz and mechanical movements in-house will not take place until after the completion of our initial public offering, the proceeds of which will give us a portion of the required capital.

Developing closer relationships with product brands owners and distributors. We believe it is important for our company to develop closer relationships with product brand owners and its distributors, which we believe would lead to more competitive pricing and stable supply of products. We also have plans to develop closer relationships with our existing brands and distributors by expanding our sales force. We intend to commence expansion of our sales force in the fourth quarter of 2007.

Expand the distribution of complete watches. Currently, the distribution of complete watches represents less than 12% of our revenues. As part of our expansion plan, we intend to expand our sales and marketing efforts in China. We believe that a heightened focus in this area can lead to an increase in market share and enhance our earning capacity. It is expected that these watches will be marketed through a lower to middle pricing strategy, with sales price range from US$100-$200. We plan to appoint watch distributors in larger China cities in the next two years to expand the distribution of our complete watches.

Value-Added Services

We also provide a number of value-added services which are intended to attract new customers and to maintain and increase sales to existing customers. These value-added services include:

—
Automated inventory management services. We manage our customers’ inventory reordering, stocking and administration functions. These services reduce paperwork, inventory, cycle time and the overall cost of doing business for our customers. The automated inventory management services are provided through our computer system through which we can manage our customer’s inventory reordering, stocking and administration functions. This helps us to provide better service to our customers by understanding their stock level, purchase behavior and allows us to be more responsive to their demands and queries.

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

With our foothold in Southern China, we intend further develop Eastern China and Northern China regions so as to cover the entire China market in complete watches.

We intend continue to outsource the production of complete watches to third parties. As part of our integrated efforts, we intend to supply these manufacturers with watch movements.

Suppliers

Manufacturers of watch movements are increasingly relying on the marketing, customer service, technical support and other resources of distributors who market and sell their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer’s direct sales efforts for other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers’ products. Currently, we have stable supplies from many manufacturers, including Miyota, Seiko, ETA and Suissebaches. We continuously seek to identify potential new suppliers. During the fiscal year ended December 31, 2006, products purchased from our ten largest suppliers accounted for 81.1% of our total net sales.

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

SRKP 9, INC.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. Further, WestPark Capital, Inc., a registered broker-dealer, may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction. Our officers and directors, Richard Rappaport and Anthony C. Pintsopoulos (who are also stockholders) are currently employed as Chief Executive Officer and Chief Financial Officer, respectively, of WestPark Capital, Inc. We cannot assure you that conflicts of interest among us, WestPark Capital and our stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Control by management.

Management currently owns approximately 51% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

ASIA TIME CORPORATION

RISKS RELATED TO OUR OPERATIONS

We are dependent on a limited number of suppliers. Loss of one or more of our key suppliers could harm our ability to manufacture and deliver our products to our customers, which would have a material adverse effect on our business.

We rely on a limited number of suppliers for products that generate a significant portion of our sales. During the year ended December 31, 2006, products purchased from our 10 largest suppliers accounted for 81.1% of our total net sales. Substantially all of our inventory has been and will be purchased from suppliers with which we have entered into non-exclusive distribution agreements. Moreover, most of our distribution agreements are cancelable upon short notice. As a result, in the event that one or more of those suppliers experience financial difficulties or are not willing to do business with us in the future on terms acceptable to management, our ability to manufacture and deliver our products to our customers would be harmed, which would result in a material adverse effect on our business, results of operations or financial condition. Additionally, our relationships with our customers could be materially adversely affected because our customers depend on our distribution of watch movements from the industry’s leading suppliers.

Our industry is highly cyclical, and an industry downturn could limit our ability to generate revenues and have a material adverse effect on our business.

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

Rapid technological change and new and enhanced products could cause declines in the value of our inventory or result in obsolescence of our inventory.

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

We make commitments regarding the level of business we sill seek and accept, including production schedules and personnel levels, and significant order cancellations, reductions, or delays by our customers could materially adversely affect our commitments and business.

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

Substantial defaults by our customers on accounts receivable or the loss of significant customers could have a material adverse effect on our liquidity and results of operations.

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

We are dependent on Japanese manufacturers for our watch movements and subject to trade regulations which expose us to political and economic risk.

Approximately 97% of watch movements that we sell are manufactured by Japanese companies. As a result, our ability to sell certain products at competitive prices could be adversely affected by any of the following:

•	increases in tariffs or duties on imports from Japan;

•	changes in trade treaties between Japan and Hong Kong;

•	strikes or delays in air or sea transportation between Japan and Hong Kong;

•	future legislation with respect to pricing and/or import quotas on products imported from Japan; and

•	turbulence in the Japanese economy or financial markets.

Trade regulations between Hong Kong and Japan have remained stable for the past five years. However, there is long-standing political tension between China and Japan, which could intensify, causing trade retaliation and changes in trade regulations. As a special administrative region of China, Hong Kong could be indirectly affected by changes in trade regulation between China and Japan, which would limit our ability to sell our products.

Our industry is subject to supply shortages that could prevent us from manufacturing and delivering our products to our customers in a timely manner. Any delay or inability to deliver our products may have a material adverse effect on our results of operations.

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

A reversal of the trend for distribution to play an increasing role in the watch movements industry could limit demand for our services and materially adversely affect our results of operations.

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

Our manufacturing capacity restraints and limited experience may cause unexpected costs, delays and make it more difficult to compete, which may have an adverse effect on our results of operations.

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

If third-party carriers were unable to transport our products on a timely basis, we may be unable to timely deliver products to our customers and our operations could be materially adversely affected.

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

We are dependent on certain key personnel and loss of our sole executive officer, which would have a material adverse effect on our business and results of operations.

Our success is, to a certain extent, attributable to our sole executive officer, Kwong Kai Shun. Kwong Kai Shun oversees the operation of our business. There can be no assurance that we will be able to retain Kwong Kai Shun or that he may not receive and/or accept competing offers of employment. The loss of Kwong Kai Shun could have a material adverse effect upon our business, financial condition, and results of operations.

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

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.

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

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance, which could divert the attention of our management and adversely affect our results of operations.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, which could limit our ability to acquire companies in the PRC, restricting our ability to expand our operations.

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

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our employees, customers, and our ability to continue our operations, including manufacturing and distribution.

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We are applying for the listing of our common stock on the American Stock Exchange in the future. There is no guarantee that the American Stock Exchange, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the American Stock Exchange, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the “NASDAQ Global Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

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

We do not foresee paying cash dividends in the foreseeable future, and as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

SRKP 9, INC.

(a) Market Information. The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its Common Stock since its inception through the date of this filing.

(b) Holders. As of December 31, 2006, there were seven record holders of 2,700,000 shares of the Common Stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ASIA TIME CORPORATION

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

Dividend Policy

We do not expect to declare or pay any further cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We paid cash dividends of $2.4 million, $642,848, and $Nil during the years ended December 31, 2006, 2005, and 2004 respectively.

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

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate of $2,952,946 (the “Private Placement”). Of the gross proceeds, $50,000 is represented by a subscription receivable from one investor. Each share of the Series A Convertible Preferred Stock is convertible into shares of common stock at a conversion price equal to the purchase price of such shares. However, if we, at any time prior to the first trading day on which our common stock is quoted on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange (each a “Trading Market”) sell or issue any shares of common stock in one or a series of transactions at an effective price less than such conversion price where the aggregate gross proceeds to us are at least $1.0 million, then the aforementioned conversion price shall be reduced to such effective price. Each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock if (i) the closing price of our common stock on the Trading Market for any 10 consecutive trading day period exceeds $3.00 per share, (ii) the shares of common stock underlying the Series A Convertible Preferred Stock are subject to an effective registration statement, and (iii) the daily trading volume of the common stock on a Trading Market exceeds 25,000 shares per day for 10 out of 20 prior trading days. Upon liquidation, the holders of the Series A Convertible Preferred Stock shall receive $1.29 per share of Series A Convertible Preferred Stock then held prior to any other distribution or payment made to holders of the common stock. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended).

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

ASIA TIME CORPORATION

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

Consolidated Statement of Operations

	Years Ended December 31,
	2006	2005	2004	2003	2002
					(unaudited)

	(in thousands, except share and per share amounts)

Net sales	$81,134	$63,078	$36,553	$33,215	$43,893

Cost of sales	(71,394)	(56,813)	(34,585)	(31,919)	(43,036)

Gross profit	$9,740	$6,265	$1,968	$1,296	$857

Other Income	424	939
Depreciation	(326)	(259)	(126)	(18)	(17)
Administrative and other operating expenses	(1,285)	(1,436)	(1,345)	(834)	(700)

Income from operations	$8,553	$5,509	$497	$444	$140
Interest expenses	(1,060)	(515)	(165)	(115)	(69)
Other income	238	156	28	20	74

Income before taxes	$7,731	$5,150	$360	$349	$145

Income taxes	(1,326)	(949)	(136)	(61)	(24)

Net income	$6,405	$4,201	$224	$288	$121

Earnings per share of common stock:
- Basic	$0.27	$0.18	0.01	0.01	0.01
- Diluted	$0.27	$0.18	0.01	0.01	0.01

Cash dividends per share of common stock - basic	0.11	0.03	-	-	-

Weighted average number of common stock:
- Basic	23,156,629	23,156,629	23,156,629	23,156,629	23,156,629
- Diluted	23,156,629	23,156,629	23,156,629	23,156,629	23,156,629

	As of December 31,
Consolidated Balance Sheets	2006	2005	2004	2003	2002
					(unaudited)
	(in thousands)
Current Assets	$21,774	$16,920	$12,491	$4,871	$3,838
Total Assets	24,470	18,804	13,925	4,911	3,947
Current Liabilities	15,618	13,937	12,631	3,853	3,171
Total Liabilities	15,650	13,937	12,631	3,853	3,178
Total Stockholders' Equity	8,820	4,867	1,294	1,058	769

PRO FORMA FINANCIAL STATEMENTS

Unaudited Condensed Pro Forma Combined Financial Information

The accompanying unaudited condensed pro forma combined financial information consists of the combined balance sheet as of December 31, 2006 of Asia Time Corporation, formerly SRKP 9, Inc., a Delaware corporation (the “Company”) and Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”) and their combined statements of operations for the year ended December 31, 2006, as though the transactions therein described had occurred on the balance sheet date and at the commencement of the period presented. The objective of this pro forma is to show what the significant effects on historical financial information might have been had the herein described transaction occurred at an earlier date.

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

Asia Time Corporation
Pro Forma Combined Balance Sheets (Unaudited)
December 31, 2006

	Historical Asia Time Corporation	Historical Times Manufacture	Pro Forma Adjustments		Pro Forma Combined
	$	$	$		$
ASSETS
Current Assets:
Cash and cash equivalents	3,193	316,621	2,641,683	(2)	2,328,190
			(350,000	)(5)
			(283,307	)(3)
Restricted cash	-	4,523,679			4,523,679
Accounts receivable	-	8,188,985			8,188,985
Prepaid expenses and other receivables	25,000	2,101,133	(139,083	)(3)	1,987,050
Tax prepayment	-	767			767
Inventories	-	6,620,361			6,620,361
Prepaid lease payments	-	22,958			22,958

Total Current Assets	28,193	21,774,504			23,671,990
Deferred tax assets	-	14,042			14,042
Plant and equipment, net	-	890,258			890,258
Leasehold lands	-	895,322			895,322
Held-to-maturity investments	-	301,196			301,196
Intangible assets	-	337,836			337,836
Restricted cash	-	257,301			257,301

TOTAL ASSETS	28,193	24,470,459			26,367,945

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	-	770,360			770,360
Other payables and accrued liabilities	-	190,358			190,358
Advance from related parties	33,000	-	(33,000	)(5)	-
Income tax payable	-	1,453,051			1,453,051
Bank borrowings	-	13,205,167			13,205,167

Total Current Liabilities	33,000	15,618,936			15,618,936
Deferred tax liabilities	-	31,711			31,711

TOTAL LIABILITIES	33,000	15,650,647			15,650,647

STOCKHOLDERS' EQUITY
Preferred stock	-	-	225	(2)	225

Common stock	270	20,002	100	(4)	2,316
			(18,056	)(1)

Additional paid-in capital	1,897	636,242	(100	)(4)	2,977,360
			18,056	(1)
			2,641,458	(2)
			(3,193	)(3)
			(317,000	)(5)
Accumulated other comprehensive income	-	7,470			7,470
Retained earnings	(6,974)	8,156,098	(419,197	)(3)	7,729,927

TOTAL STOCKHOLDERS' EQUITY	(4,807)	8,819,812			10,717,298

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	28,193	24,470,459			26,367,945

Asia Time Corporation Pro Forma Combined Income statement (Unaudited) December 31, 2006

	Historical	Historical
	Asia Time	Times	Pro Forma	Pro Forma
	Corporation	Manufacture	Adjustments	Combined
	$	$	$	$

Net sales	-	81,134,275		81,134,275
Cost of sales	-	(71,393,755)		(71,393,755)

Gross profit	-	9,740,520		9,740,520
Other income	-	424,016		424,016
Depreciation	-	(325,995)		(325,995)
Administrative and other operating expenses	(6,974)	(1,284,863)		(1,291,837)
Professional expenses related to Restructuring and Share Exchange			(419,197)	(419,197)
			(3)
Income from operations	(6,974)	8,553,678		8,127,507
Other income	-	237,571		237,571
Interest expenses	-	(1,060,536)		(1,060,536)

Income before taxes	(6,974)	7,730,713		7,304,542
Income taxes	-	(1,325,761)		(1,325,761)

Net income	(6,974)	6,404,952		5,978,781

Earnings per share of common stock
-Basic and Diluted	(0.001)	320.216		0.258
		(7)		(9)
Weighted average number of common stock
-Basic and Diluted	3,702,209	20,002		23,156,629
	(6)	(8)		(10)

Notes to the Unaudited Condensed Combined Pro Forma Financial Information

(1)	Reflect the issuance of 19,454,420 shares of common stock by Asia Time Corporation for the reverse acquisition of all issued and outstanding shares of capital stock of Times Manufacture.

(2)	Reflect the private placement of 2,250,348 shares of Series A Convertible Preferred Stock at $1.29 per share.

(3)	Reflect the legal and professional fees of share exchange.

(4)	Reflect a 1.371188519-for-one stock reverse split in the course of the share exchange.

(5)	Reflect payment of $350,000 to the shareholders of SRKP 9, Inc.

(6)
The weighted average number of common stock used for computing the historical earnings per share of Asia Time Corporation is based on the 2,700,000 shares issued and outstanding and the effect of a 1.371188519 - for-one stock reverse split resulting of 3,702,209 shares outstanding.

(7)	The historical earnings per share is computed based on the historical income of Times Manufacture as Times Manufacture is considered the accounting acquirer and thus the predecessor.

(8)	The weighted average number of share used for computing the historical earnings per share of Time Manufacture is based on the number of shares issued and outstanding.

(9)	The proforma earnings per share is computed based on the combined historical income of Asia Time Corporation and Times Manufacture.

(10)
The proforma weighted average number of share for computing the proforma earnings per share is based on 2,700,000 shares of Asia Time Corporation issued and outstanding and the effect of a 1.371188519 - for-one stock reverse split resulting of 3,702,209 shares outstanding plus the issuance of 19,454,420 shares of common stock by Asia Time Corporation for the reverse acquisition of all issued and outstanding shares of capital stock of Times Manufacture.

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

SRKP 9, INC.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

If we retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses, we contemplate that at least one of the third parties who may introduce business combinations to us may be Westpark Capital, Inc., a Colorado corporation and a registered broker-dealer. Richard Rappaport, our President and one of our controlling stockholders, indirectly holds a 100% interest in, and is the president of, Westpark Capital, Inc., an NASD member. Anthony C. Pintsopoulos, one of our controlling stockholders and an officer and director, is the Chief Financial Officer of Westpark Capital, Inc. Debbie Schwartzberg, one of our controlling stockholders, is a noteholder of the parent company of Westpark Capital, Inc.; her note entitles her to a 1.5% interest in the net profits of the parent company of Westpark Capital, Inc. There is currently no signed agreement or preliminary agreements or understandings between us and Westpark Capital, Inc. Any finders fees paid to Westpark Capital, Inc. will be comparable with unaffiliated third party fees.

ASIA TIME CORPORATION

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 90% of our revenue for the year ended December 31, 2006. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. To enhance our ability to distribute watch movements we provide a variety of value-added services, including automated inventory management services; integration, design and development, management, and extended and post-sale support services.

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

In 2005, we re-aligned the structure and business functions of our subsidiaries to clearly define the scopes our business objectives in order to strengthen our ability to effectively conduct our business operations. Billion Win International Enterprise Limited, or Billion Win, is our central sourcing component. Billion Win, which is held indirectly through Times Manufacture, procures and imports watch movements and distributes them to suppliers, volume users in China, and two of our subsidiaries, Goldcome Industrial Limited, or Goldcome, and Citibond Industrial Limited, or Citibond. Goldcome mainly focuses it distributions to wholesalers and large manufacturers and Citibond focuses on distributions to small to medium size manufacturers. Megamooch International Limited is a complete watch distributor and exporter targeting overseas buyers. Another two subsidiaries, TME Enterprise Ltd. and Citibond Design Ltd., are responsible for complete watch design for manufacturers and exporters and handles large volume watch movement transactions between buyers and sellers solely on a commission basis. Megamooch Online Ltd. operations are focused on complete watch marketing and distribution, with manufacturing being outsourced, and its concentrates on overseas markets.

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the year ended December 31, 2006 was $73 million, with a gross profit $5.9 million, a 24% and 48% growth respectively, compared to 58.8 million revenue and $4.0 million gross profit for the year ended December 31, 2005. The gross profit margin increased from 6.7% for the year ended December 31, 2005 to 8.1% for the year ended December 31, 2006, primarily due to more diversified products being promoted to customers and higher selling prices as a result of extended credit terms to our customers. We provide a wide product spectrum of products carrying major brands as well as middle-low end China movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 300 watch manufacturers. In addition, we have extended our credit period from an average of 30 days to 60 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

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

We agreed to and did file a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be listed or quoted on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up every 30 days on a pro rata over a nine month period beginning on the date that is 30 days after listing or quotation of the shares.

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

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Year ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	88%	90.1%	94.6%
Gross profit	12%	9.9%	5.4%
Other income	0.5%	1.5%	-
Depreciation	0.4%	0.4%	0.3%
Administrative and other operating expenses	1.6%	2.3%	3.7%
Income from operations	10.5%	8.7%	1.4%
Other Income	0.3%	0.3%	0.0%
Interest expense	1.3%	0.8%	0.4%
Income before taxes	9.5%	8.2%	1.0%
Income taxes	1.6%	1.5%	0.4%
Net income	7.9%	6.7%	0.6%

Comparison of year ended December 31, 2006 (“Fiscal 2006”) with year ended December 31, 2005 (“Fiscal 2005”)

Net sales for the year ended December 31, 2006 were $81.1 million compared to $63.1 million for the comparable period in 2005, an increase of 28.6%. This increase was largely due to the improved sales of watch movements and completed watches. Sales of watch movements for the year ended December 31, 2006 were $73.0 million compared to $58.8 million for the comparable period in 2005 an increase of 24.2%. The increase was primary due to the increase of volume from 72.9 million to 97.8 million pieces, an increase of 34.2%. Sales of completed watches for the year ended December 31, 2006 was $8.1 million compared to $4.2 million for the comparable period in 2005, an increase of 90.9%.

Cost of sales consists of cost of purchases, net of discounts and returns. Cost of sales was $71.4 million for the year ended December 31, 2006 as compared to $56.8 million for the comparable period in 2005. As a percentage of net sales, cost of sales decreased to 88.0% for the year ended December 31, 2006 compared to 90.0% for the comparable period in 2005. The increase in total dollars was attributable to higher costs associated with our products and the decrease as a percentage of net sales was attributable to improved economy of scale and more trading volume of watch movements. Our increase in revenue was 28.6% and our increase in cost of sales was 25.7% for Fiscal 2006 compared to Fiscal 2005.

Gross profit for the year ended December 31, 2006 were $9.7 million, or 12.0% of net sales, compared to $6.3 million, or 9.9% of net sales for the comparable period in 2005. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. The increase of profit margin was primarily attributable to i) the economies of scale, where we can get a lower cost for the sales, and ii) the improved profit margin by higher mark-up prices as a result of extended credit terms to our customers. Together, the profit margin of movements as a percentage of net sales had increased from 8.1% for the year ended December 31, 2006 as compared to 6.8% of net sales for same period in 2005. There was a slight decrease of profit margin for completed watches for the year ended December 31, 2006 to 47.2% of net sales as compared to 53.8% for the same period of 2005. This was primarily due to the increase of sales of basic units in 2006 which had a lower profit margin. However, this decrease was offset by the increase of profit margin in movement segment, which accounted for 90% of the total sales in 2006.

Administrative and other operating expenses were $1.3 million, or 1.6% of net sales for Fiscal 2006, as compared to $1.4 million, or 2.3% of net sales, for Fiscal 2005. The decrease as a percentage of net sales was primarily attributable to economies of scale. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income for was $661,587, or 0.8% of net sales for Fiscal 2006, as compared to $1.1 million, or 1.8% of net sales for Fiscal 2005. The decrease as a percentage of net sales was attributable to a number of factors. Bank interest income was $208, 854 for Fiscal 2006 compared to $76,358 in Fiscal 2005, a yearly growth of only 173.5% from Fiscal 2005 to Fiscal 2006 compared with a yearly growth of 385.7% from Fiscal 2004 to Fiscal 2005. There was commission income of $771,432 in Fiscal 2005, which was received for connecting buyers and sellers in China. There were no such activities in 2006. There was dividend income received from our investment in Hang Seng Fund of $8,977 in Fiscal 2006 and $4,481 in Fiscal 2005. There was a one time income derived from $210,594 in the selling of intangible assets in 2006. There was a license fee income of $167,138 in Fiscal 2006 and of $167,141 in 2005. There were net exchange gains in the fluctuation of exchange rates in both Fiscal 2006 and Fiscal 2005 of $1,078 and $1,302, respectively. There was other income, which was income received in delayed payment in both Fiscal 2006 and Fiscal 2005 of $18,635 and $49,440, respectively. We received rental income of $46,284 in Fiscal 2006, which was the rent received from our company-owned properties.

Income taxes for Fiscal 2006 were $1.3 million, or 1.6% of net sales, as compared to $949,000 for Fiscal 2005, or 1.5% of net sales. The decrease of effective income tax rates from 18.4% for Fiscal 2005 to 17.2% for Fiscal 2006 is primarily due to increase in income not subject to tax by $30,000 and decrease in unused tax losses not recognized by $50,000 for Fiscal 2006. Unused tax losses not recognized represents valuation allowances established to reduce deferred tax assets to the amount expected to be realized.

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

Comparison of year ended December 31, 2005 (“Fiscal 2005”) with year ended December 31, 2004 (“Fiscal 2004”)

Net sales for the year ended December 31, 2005 were $63.1 million compared to $36.6 million for the comparable period in 2004, an increase of 72.6%. This increase was largely due to the improved sales of watch movements and the introduction of completed watches segment. Sales of watch movements for the year ended December 31, 2005 were $58.8 million, compared to $36.6 million for the comparable period in 2004, an increase of 60.7%. The increase was primary due to the increase of volume from 31.7 million to 72.9 million pieces, an increase of 130%. There was only small change in the selling price of most of the movements in this period; however, there was much stronger increase in basic units than that in high-end units. Sales of completed watch for the year ended December 31, 2005 was $4.2 million, there were no sales of completed watches in for the comparable period in 2004.

Cost of sales consists of cost of purchases, net of discounts and returns. Cost of sales for the year ended December 31, 2005 was $56.8 million, as compared to $34.6 million for the comparable period in 2004. As a percentage of net sales, cost of sales decreased to 90.0% for the year ended December 31, 2005, compared to 94.6% for the comparable period in 2004. The increase in total dollars was attributable to higher costs associated with our products and the decrease as a percentage of net sales was attributable to improved economy of scale.

Gross profit for the year ended December 31, 2005 was $6.3 million, or 9.9% of net sales, compared to $2.0 million, or 5.3% of net sales for the comparable period in 2004. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. The increase of profit margin was primarily attributable to i) the economies of scale, where we can get a lower cost for the sales, and ii) the introduction of the completed watches segment, which had a 53.8% profit margin as a percentage of net sales compared to the 6.8% of net sales of movements in 2005 .

Administrative and other operating expenses were $1.4 million, or 2.3% of net sales, for Fiscal 2005, as compared to $1.3 million, or 3.7% of net sales, for Fiscal 2004. The decrease as a percentage of net sales was attributable to economy of scale.

Other income was $1.1 million, or 1.8% of net sales for Fiscal 2005, as compared to $28,047, or 0.0% of net sales for Fiscal 2004. The increase as a percentage of net sales was attributable to a number of factors. Bank interest income was $76,358 in Fiscal 2005, compared to $15,720 in Fiscal 2004 a yearly growth of 385.7% from Fiscal 2004 to 2005. There was commission income of $771,432 in Fiscal 2005, which was received for connecting buyers and sellers in China. There were no such activities in 2004. There was a license fee income of $167,141 in Fiscal 2005. There were net exchange gains in the fluctuation of exchange rates in both Fiscal 2005 and Fiscal 2004 of $1,302 and $170, respectively.

Income taxes for Fiscal 2005 were $949,000, or 1.5% of net sales, as compared to $136,000 for Fiscal 2004, or 0.4% of net sales. The decrease of effective income tax rates from 37.7% for Fiscal 2004 to 18.4% for Fiscal 2005 is primarily due to decrease in unused tax losses not recognized by $67,000. Unused tax losses not recognized represents valuation allowances established to reduce deferred tax assets to the amount expected to be realized.

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

We agreed to file, and did file, a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the subscription agreement with each investor.

For the year ended December 31, 2006, net cash provided by operating activities was $190,906, as compared to net cash used in operating activities of $445,644 and $422,275 for the comparable period in 2005 and 2004. The increase in net cash provided by operating activities in Fiscal 2006 was primarily attributable to an increase in net income, partially offset by an increase in cash used for accounts receivable, prepaid expenses and other receivables, accounts payable and income tax payable. The increase in cash used for accounts receivable was primarily attributable to an increase in net sales of 28.6% for fiscal year 2006 as compared to fiscal year 2005. The increase in cash used for prepaid expenses and other receivables was primarily attributable to an increase in purchase deposits paid from $361,000 of fiscal year 2005 to $1.5 million of fiscal year 2006 and the sales proceed of intangible assets receivable of $301,000. The decrease in cash used for accounts payable was primarily attributable to an increase utilization of bank borrowings to settle purchase costs. The increase in cash used for income tax payable of $702,000 was attributable to settlement of income taxes incurred in fiscal year 2005. The increase in net cash used in operating activities in the Fiscal 2005 was primarily attributable to an increase in accounts receivable of $1.4 million, an increase in inventories of $2.6 million and a decrease in unearned income of $1.6 million, partially offset by an increase in net income of $4.2 million. The increase in net income and account receivable were attributable to the increase in sales in Fiscal 2005 as compared to Fiscal 2004. Inventories were also increased for an expected increase in sales. For Fiscal 2004, the increase in net cash used in operating activities was primarily attributable to an increase in accounts receivable of $2.0 million and an increase in inventories of $2.6 million, offset by an increase in unearned income of $3.1 million and net income of $0.2 million.

Net cash used in investing activities was $860,000 for the year ended December 31, 2006, which was relatively similar to the $875,000 in cash used for the comparable period in 2005. The net cash used in investing activities in Fiscal 2006 reflected the acquisition of two properties for $618,025 which were pledged for banking facilities and the acquisition of manufacturing facilities for the completed watches segment, offset by the disposal of an intangible asset of $300,849 and disposal of equipment of $2,031. The net cash used in investing activities in Fiscal 2005 was due to the acquisition of a property of $330,884 and a held-to-maturity investment fund which were pledged for banking facilities, and the acquisition of plant and equipment of $243,504 and acquisition of furniture and fixtures. The net cash used in investing activities in Fiscal 2004 was due to the acquisition of certain intangible assets, and acquisition of manufacturing facilities for the completed watches segment.

Net cash provided by financing activities was $0.20 million for the year ended December 31, 2006 as compared to $1.18 million and $2.77 million for the comparable period in 2005 and 2004, respectively. The decrease in net cash provided by financing activities was attributable to dividends paid of $2.45 million in 2006 as compared to $642,848 in 2005. The bank borrowing for Fiscal 2005 was increased to $10 million as compared to $7.4 million for Fiscal 2004. The total borrowing amount was granted by ten different banks for overdraft, letters of credit, trusts receipts, invoices financing and export loans. Interest on the facilities ranged from minus 1.5 to 0.5% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). The decrease in net cash provided by financing activities is primarily attributable to dividends paid of $642,000 for Fiscal 2005.

Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business. For fiscal year 2006, 2005 and 2004, our inventory turnover was 10.8, 10.8 and 13.2 times, respectively. During 2004, our stock level was kept at a relatively low level to improve cash flow however, we also risked stock shortage. In 2005 and 2006 we increased our stock level and, thus, the turnover ratio to a more optimal level of 10.8. We expect the turnover ratio will further decrease in 2007 as the order delivery cycle time of our supplies has shortened, possibly allowing us to keep a lower stock level with a decreased risk of stock shortages. The average days outstanding of our accounts receivable at December 31, 2006 were 29 days, as compared to 24 days and 10.8 days at December 31, 2005 and 2004. The increase in accounts receivable was due to the change in credit policy since 2005 where credit terms of up to 30 days were given to customers who had good credit history in order to improve our profit margin and competitiveness.

In an attempt to reduce our reliance on third-party watch movement manufacturers, we have plans to manufacture our own brands of quartz movements and mechanical movements in-house. To manufacture our own brands of quartz and mechanical movements in-house, we would need to acquire watch movement facilities in China and invest in new equipment and research and development. We expect that up to $5.5 million will be required to obtain the equipment and facilities to manufacture branded proprietary watch movements. Our plan to acquire manufacturing facilities and equipment to manufacture our own brand of quartz and mechanical movements in-house will not take place until after the completion of our initial public offering, the proceeds of which will give us a portion of the required capital. We will be required to raise the appropriate amount of capital needed for our future operations from future equity sales or through debt financings. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our plans to manufacture our own watch movement parts. We may not be able to obtain additional financial resources when necessary or on terms favorable to us, if at all, and any available additional financing may not be adequate. Moreover, new equity securities issued in financings, including any shares of Series A Convertible Preferred Stock or any new series of preferred stock authorized by our Board of Directors, may have greater rights, preferences or privileges than our existing common stock. To the extent stock is issued or options and warrants are exercised, holders of our common stock will experience further dilution.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not believe the adoption of SFAS No. 155 will have a material impact on our consolidated financial position or results of operations.

The FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for us as of December 31, 2006, the beginning of our 2007 fiscal year. We do not believe the adoption of SFAS No. 156 will have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the effect of FIN 48 on our financial statements and do not believe the adoption of FIN No. 48 will have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on our financial statements. Although we will continue to evaluate the provisions of SFAS No. 157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of our defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in our 2006 annual report on Form 10-K. The adoption of SFAS No. 158 has no material effect on our financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement. Although we will continue to evaluate the provisions of SFAS No. 159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

ASIA TIME CORPORATION

Credit Risk. We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. We periodically record a provision for doubtful collections based on an evaluation of the collectibility of contract receivables by assessing, among other factors, the customer's willingness or ability to pay, repayment history, general economic conditions and our ongoing relationship with the customers.

Foreign Currency Risk. The functional currency of our company is the Hong Kong Dollar (HKD). In the future, we expect Renminbi (RMB) also to be a functional currency. Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in HKD and in the future will include RMB. Conversion of RMB into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. Dollar. Exchange rate fluctuations may adversely affect the value, in U.S. Dollar terms, of our net assets and income derived from its operations in the PRC. In addition, the RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Financial Statements of Asia Time Corporation and Times Manufacture & E-Commerce Corporation Limited beginning at page F-1 of this Form 10-K/A.

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

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

SRKP 9, INC.

A.    Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position

Richard A. Rappaport	45	President and Director

Anthony C. Pintsopoulos	50	Secretary, Chief Financial Officer and Director

Richard A. Rappaport, President and Director, is the founder of Westpark Capital, Inc. and has been its Chief Executive Officer since September 1999. Westpark Capital, Inc. is a full service investment banking and securities brokerage firm, which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. From April 1995 through September 1999, Mr. Rappaport was Director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and Director of SRKP 1, Inc., SRKP 5, Inc., SRKP 6, Inc., SRKP 7, Inc., and SRKP 8, Inc., all of which are publicly-reporting, blank check, shell companies. Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and a M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer at WestPark Capital, Inc. Prior to joining WestPark Capital, Mr. Pintsopoulos was CFO and acting COO at Joseph, Charles & Associates(JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as CFO, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and Director of SRKP 5, Inc., SRKP 6, Inc., SRKP 7, Inc., and SRKP 8, Inc., all of which are publicly-reporting, blank check, shell companies. He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

B.    Significant Employees. None.

C.    Family Relationships. None.

D.    Involvement in Certain Legal Proceedings. In August 2004, Richard Rappaport, the Registrant’s president and member of our board of directors, entered into a consent decree with the National Association of Securities Dealers, Inc., without admitting or denying any liability, whereby he voluntarily surrendered his Series 24 license for a period of 30 days and paid a fine of $50,000. Other than this matter, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

E.    The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

PRIOR BLANK CHECK COMPANY EXPERIENCE

Members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
SRKP 1, Inc.	April 20, 2004	Declared effective on December 1, 2004	333-114622	None.	Mr. Rappaport has been an officer and director since inception.

SRKP 2, Inc.	April 19, 2005	Pending effectiveness	333-124164	None.	Mr. Rappaport has been an officer and director since inception. Mr. Pintsopoulos has been an officer since its inception.

SRKP 3, Inc.	July 7, 2005	Pending effectiveness	333-126441	None.	Mr. Rappaport has been an officer and director since inception. Mr. Pintsopoulos has been an officer since inception.

SRKP 4, Inc.	August 3, 2005	Effective October 3, 2005	000-51473	SRKP 4, Inc. merged with and into Cougar Biotechnology, Inc. on April 3, 2006.
Messrs. Rappaport and Pintsopoulos served as officers and directors until the company merged with and into Cougar Biotechnology, Inc. Messrs. Rappaport and Pintsopoulos resigned effectively immediately upon the merger.

SRKP 5, Inc. SRKP 6, Inc., SRKP 7, Inc., and SRKP 8, Inc.	August 3, 2005	Effective October 3, 2005	000-51474 000-51475 000-51476 000-51477	None.	Messrs. Rappaport and Pintsopoulos have been officers and directors of these companies since their respective inception.

SRKP 10, Inc.	May 5, 2006	Pending effectiveness.	Unknown (filed today)	None.	Messrs. Rappaport and Pintsopoulos have been officers and directors of SRKP 10, Inc. since its inception.

ASIA TIME CORPORATION

Upon closing of the Share Exchange, the following individuals were named to our board of directors and executive management:

Name	Age	Position
Kwong Kai Shun	43	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Michael Mak	60	Director

Kwong Kai Shun has been the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Times Manufacture since 2002. Mr. Kwong was educated in Hong Kong, receiving a Post-Secondary Diploma in 1983. He started his career with Wah Kwong Hon Trading Ltd. In 1983; when he left four years later, he was sales manager for the optical and eyewear company. He held management positions with Zeiss Optical Co. and Wing Hing Optical Co. Ltd., which were eyewear and lenses trading companies, for the next four years. Zeiss was a public company listed in Germany. In 1991, he founded and served as Managing Director for Song Lam Industrial Ltd., which was engaged in the watch movement trading business, where he developed his network of contacts and connections throughout China and Southeast Asia. He joined Stanford International Holdings in 1999 and was part of management of BonusAmerica and resigned in 2005.

Michael Mak has been Director of Times Manufacture’s subsidiaries since 2005. Mr. Mak currently serves as President, CEO and a Director of BonusAmerica Worldwide Corp., a Nevada corporation, which is an OTC.BB listed E-Commerce and direct marketing firm providing online shopping. An independent entrepreneur, Mr. Mak founded Stanford International Holding Corporation in 1999 and BonusAmerica Corporation in 2002. He ran eCommerce, a direct marketing firm, from 1999 to present. Mr. Mak started his business career after high school at Berlin & Company (Hong Kong), a financial company, in 1963 as a foreign exchange dealer. He was promoted to Manager five years later, and made Associate Partner in 1972. He managed the organization until 1985 when he immigrated to the USA. He subsequently founded and managed the following corporations: Triwell International Corporation, 1985 to 2005, an importer and wholesaler of general merchandise; Unitex Trading Corporation, 1987 to present, a designer and manufacturer of brand-name leather goods and watches, wholesaling to department stores and specialties stores throughout North America; and Dingbats Inc., 1995 to present, a designer and importer of timepieces and licensed watches to discount stores.

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

Item 11.   Executive Compensation

SRKP 9, INC.

None of the Company’s officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ASIA TIME CORPORATION

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

Our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Kwong Kai Shun, determined the compensation for our current executive officers that was earned and paid in fiscal 2006.  Compensation for our current executive officers, which consist solely of Kwong Kai Shun, is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf.]  Key areas of corporate performance taken into account in setting compensation policies and decisions are growth of sales, cost control, profitability, and innovation.  The key factors may vary depending on which area of business a particular executive officer’s work is focused on.  Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development.  For these reasons, the elements of compensation of our executive officers are salary, housing and bonus.  The salary and housing components of compensation are paid and rewarded to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement. With respect to the amount of a bonus, we determine company achievement based on performance factors and results of operations such as revenues generated, cost of revenues, net income, and whether we obtain significant contracts. We determine achievement level of an executive based on performance factors such as contribution to the achievement of the company.

The annual bonus payment for our Chief Executive Officer will be up to three months salary and up to 200,000 stock options. The annual bonus is subject to a minimum company achievement of $2,000,000 annual profit before tax and is payable on March 31st of each year. The bonus of Kwong Kai Shun is solely based on our company’s performance achievement for the relevant period. We believe that the salary paid to our executive officer during 2006, 2005, and 2004 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company. We set an executive’s base salary with the objective of attracting and retaining highly qualified individuals for the relevant position and rewarding individual performance. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

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

Option Exercises and Stock Vested in Fiscal 2006

There were no option exercises or stock vested in 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kwong Kai Shun	-	-	-	-	-	-	0
Michael Mak	-	-	-	-	-	-	0

For the year ended December 31, 2006, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

In January 1, 2007, Michael Mak began receiving compensation under a plan pursuant to which he receives monthly compensation with respect to salary, housing and insurance in the amounts of $15,000, $3,000 and $1,000, respectively. Mr. Mak will also receive an annual bonus equivalent to two months salary. The annual bonus is subject to a minimum achievement of $2million annual profit -before-tax and is payable on the 31st of March of each year. The compensation for Mr. Mak was set and approved by the Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SRKP 9, INC.

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

	Amount and Nature of
Name and	Beneficial	Percentage
Address	Ownership	of Class
Debbie Schwartzberg	972,000	36%
800 5th Avenue
New York, New York 10021
Richard Rappaport (1)	972,000	36%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067
Anthony C. Pintsopoulos (2)	405,000	15%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067
Tom Poletti	135,000	5%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067
Glenn Krinsky	135,000	5%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067
All Officers and	1,377,000	51%
Directors as a group
(2 individuals)

(1)	Richard Rappaport is President and Director of the Company.

(2)	Anthony C. Pintsopoulos is Chief Financial Officer, Secretary and Director of the Company.

ASIA TIME CORPORATION

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

Immediately after the closing of the Share Exchange and Private Placement, we had 23,156,629 issued and outstanding shares of common stock, 2,250,348 shares of Series A Preferred Stock, no options and warrants to purchase shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

SRKP 9, INC.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ASIA TIME CORPORATION

Times Manufacture & E-Commerce Corporation Limited

Times Manufacture & E-Commerce Corporation Limited (“Times Manufacture”) is our wholly-owned subsidiary, which has interlocking executive and director positions with us.

January 2007 Share Exchange

On January 23, 2007, we completed the Share Exchange with Times Manufacture and Kwong Kai Shun, the former sole shareholder of Times Manufacture. At the close of the Share Exchange, Times Manufacture became our wholly-owned subsidiary and 100% of the issued and outstanding securities of Times Manufacture were exchanged for our securities. An aggregate of 19,454,420 shares of our common stock were issued to this shareholder. Further to the Share Exchange, Times Manufacture paid an aggregate of $350,000 to the shareholders of SRKP 9, Inc. As of the close of the Share Exchange, these shareholders owned approximately 84.0% of our issued and outstanding stock. Moreover, concurrent with the closing of the Share Exchange, our board appointed Kwong Kai Shun as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, as well as Michael Mak as a director. Kwong Kai Shun is Chief Executive Officer and director of Times Manufacture.

WestPark Capital, Inc.

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate of $2,902,946 (the “Private Placement”). WestPark Capital, Inc. (“WestPark”) acted as the placement agent for the Private Placement. Of the gross proceeds, $50,000 is represented by a subscription receivable from one investor. For its services as placement agent, WestPark received an aggregate fee of approximately $261,265, which consisted of a commission equal to 9.0% of the gross proceeds from the financing. WestPark is acting as the managing underwriter for our public offering that we intend to conduct. Upon the closing of the offering, we agreed to sell to WestPark Capital, Inc. warrants to purchase up to a number of shares of our common stock that will be determined. The warrants will be exercisable on their date of issuance at a per share exercise price equal to 120% of the public offering price, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire five years. The holders of shares of common stock acquired upon exercise of the warrants have the right to include such shares in any future registration statements filed by us and to demand one registration for the shares. In addition, we have agreed to indemnify the underwriters against some liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to payments that the underwriters may be required to make in respect thereof. We will pay WestPark a non-accountable expense allowance to be determined. We also agreed to retain WestPark as a consultant to assist us with shareholder and investor matters. The consulting arrangement will be for a period of 12 months, which will commence upon the closing of the offering, at a rate of $3,000 per month.

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

Agreement of Kwong Kai Shun

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement with the investors in the Private Placement. Mr. Kwong agreed to place 2,326,000 shares of his company common stock in escrow for possible distribution to the investors (the “Escrow Shares”). If our annual net income for 2006 or 2007 as set forth in its filings with the Securities and Exchange Commission is less than $6.3 million or $7.7 million, respectively, a portion if not all of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. In addition, Mr. Kwong has agreed to purchase all shares of Series A Preferred Stock then held by such investors at a per-share purchase price of $1.29 if our common stock shall fail to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before June 30, 2007. The number of shares Mr. Kwong will distribute to shareholders will be determined by the number of common stock that have not been sold by the investors multiplied by the shortfall in a valuation agreed upon by the parties. The agreed upon shortfall in valuation is calculated using the $1.29 purchase price per share of the common stock, the actual amount of net income for either 2006 or 2007 and a price earning ratio set at 5 for 2006 and 4 for 2007. In no circumstances will the shares distributed by Mr. Kwong exceed 2,326,000. Each shareholder will receive a pro rata amount of shares based on the number of the shares that they hold at the time of distribution. In the event that Mr. Kwong transfers share to investors, it is anticipated that the transfer will be effected under an exemption from registration pursuant to the Securities Act of 1933, as amended.

We believe that the WestPark Capital and Kwong Kai Shun arrangements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

Director Independence

We are not currently required to comply with director independence requirements under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. If we are able to list our common stock on the American Stock Exchange, or AMEX, we would be required to maintain a board of directors comprised of at least 50% independent directors and to have an independent audit committee formed, in compliance with the requirements for listing on AMEX and in compliance with Rule 10A-3 of the Securities Exchange Act of 1934. Although none of our directors is currently an “independent director” as that term is defined in the AMEX Company Guide, we intend to comply with the applicable AMEX independence listing requirements in the near future.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this annual report on Form 10-K/A.

2. Financial Statement Schedule: Not applicable.

3. Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kowloon, Hong Kong, on September 26, 2007.

Asia Time Corporation

By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer, Chief Financial Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kwong Kai Shun	Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer; Principal Financial and Accounting Officer)	September 26, 2007
Kwong Kai Shun
/s/ Michael Mak	Director	September 26, 2007
Michael Mak

Exhibit Index

Exhibit No.	Exhibit Description
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

10.2
Form of Agreement between Kwong Kai Shun and Investors of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2007).

10.2(a)
Amendment No. 1 to Agreement between Kwong Kai Shun and Investors of Series A Convertible Preferred Stock, dated June 30, 2007
(incorporated by reference to Exhibit 10.2(a) of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2007).

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

INDEX TO FINANCIAL STATEMENTS

ASIA TIME CORPORATION (FORMERLY SRKP 9, INC.)

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asia Time Corporation
(Formerly SRKP 9, Inc.)

We have audited the accompanying balance sheet of Asia Time Corporation (the “Company”) as of December 31, 2006, and the related income statement, stockholders’ equity and cash flows for the period from January 3, 2006 (Inception) through ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the period from January 3, 2006 (Inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
April 12, 2007

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

BALANCE SHEET
(Stated in US Dollars)

At December 31,
2006
$

ASSETS
Current Assets :
Cash and cash equivalents	3,193
Prepaid expenses - Note 6	25,000

Total Current Assets	28,193

TOTAL ASSETS	28,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Advance from related parties - Note 7	33,000

Total Current Liabilities	33,000

TOTAL LIABILITIES	33,000

STOCKHOLDERS’ EQUITY
Preferred stock
Par value : US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: none issued	-

Common stock
Par value : US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 3,702,209 shares	370
Additional paid-in capital	1,797
Accumulated deficit	(6,974)

TOTAL STOCKHOLDERS’ EQUITY	(4,807)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	28,193

See notes to financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

INCOME STATEMENT
(Stated in US Dollars)

Period from January 3, 2006 (Inception) to December 31, 2006
$

Net sales	-

Administrative expenses - Note 8	(6,974)

Loss before taxes	(6,974)
Income taxes - Note 4	-

Net loss	(6,974)

Loss per share of common stock - Note 5
- Basic and diluted	(0.00188)

Weighted average number of common stock - Note 5
- Basic and diluted	3,702,209

See notes to financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
		$	$	$	$
Issuance of common stock	2,700,000	270	1,897	-	2,167
Effect of share split	1,002,209	100	(100)	-	-
Comprehensive income
Net loss	-	-	-	(6,974)	(6,974)
Total comprehensive income	-	-	-	(6,974)	(6,974)

Balance, December 31, 2006	3,702,209	370	1,797	(6,974)	(4,807)

See notes to financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

STATEMENT OF CASH FLOWS
(Stated in US Dollars)

Period from January 3, 2006 (Inception) to December 31, 2006
$
Cash flows from operating activities
Net loss	(6,974)

Changes in operating assets:
Prepaid expenses	(25,000)

Net cash flows used in operating activities	(31,974)

Cash flows from financing activities
Proceeds from issuance of common stocks	2,167
Advance from related parties	33,000

Net cash flows provided by financing activities	35,167

Net increase in cash and cash equivalents and cash and cash equivalents - end of period	3,193

See notes to financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
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

3.	Summary of significant accounting policies

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short-term maturity of such instruments.

Basic and diluted earnings per share

The Company reports basic earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the years.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory costs - an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has no material effect on our financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 has no material effect on our financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The adoption of FSP No. 115-1 and 124-1 has no material effect on our financial statements.

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

The FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company’s financial position or results of operations.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings if any. The Company is currently evaluating the effect of FIN 48 on its financial statements and does not believe the adoption of FIN No. 48 will have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although we will continue to evaluate the provisions of SFAS No. 157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on our financial statements.

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in the Company’s 2006 annual report on Form 10-KSB. The Company is assessing the impact on the adoption of SFAS No. 158 will have on the Company’s financial position.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement. Although we will continue to evaluate the provisions of SFAS No. 159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our financial statements.

4.	Income taxes

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate to loss before taxes for the period ended December 31, 2006.

Period ended December 31,
2006
$

Loss before taxes	(6,974)

Provision for income taxes at statutory income	(2,622)
tax rate
Valuation allowance	2,622

-

The Company has a federal net operating loss carryforward of $6,974 available to offset taxable income through the year 2006. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards aggregating $6,974, against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Earnings per share

The calculation of the weighted average number of shares outstanding for 2006 is based on the number of outstanding shares of the Company during the period.

The Company has no dilutive instruments, such as options and warrants. Accordingly, the basic and diluted earnings per share are the same.

6.	Prepaid expenses

At December 31
2006
$

Prepayments	25,000

7.	Advance from related parties

Advance from related parties for working capital are as follows:

At December 31
2006
$

Advance from shareholders	33,000

The above advances are interest-free, unsecured and have no fixed repayment terms.

8.	Administrative expenses

Period ended December 31
2006
$

Bank charges	144
Filing fee	2,430
Professional fee	4,400

6,974

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Events after balance sheet date

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

However, if the Company at any time prior to the first trading day on which thecommon stock is quoted on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange (each a “Trading Market”) sells or issues any shares of common stock in one or a series of transactions at an effective price less than such conversion price where the aggregate gross proceeds to the Company are at least $1.0 million, then the aforementioned conversion price shall be reduced to such effective price. Each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock if (i) the closing price of the common stock on the Trading Market for any 10 consecutive trading day period exceeds $3.00 per share, (ii) the shares of common stock underlying the Series A Convertible Preferred Stock are subject to an effective registration statement, and (iii) the daily trading volume of the common stock on a Trading Market exceeds 25,000 shares per day for 10 out of 20 prior trading days.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Events after balance sheet date (continued)

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

We have audited the accompanying consolidated balance sheets of Times Manufacture & E-Commerce Corporation Limited (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2006, 2005 and 2004, and the related consolidated income statement, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
April 12, 2007

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

	At December 31,
	2006	2005	2004
	$	$	$
ASSETS
Current Assets :
Cash and cash equivalents	316,621	780,090	911,487
Restricted cash	4,523,679	4,306,474	3,551,304
Accounts receivable	8,188,985	4,829,586	3,369,326
Prepaid expenses and other receivables - Note 8	2,101,133	394,236	727,934
Tax prepayment	767	16,367	-
Inventories, net - Note 9	6,620,361	6,584,792	3,931,124
Prepaid lease payments - Note 11	22,958	7,993	-

Total Current Assets	21,774,504	16,919,538	12,491,175
Deferred tax assets - Note 6	14,042	-	-
Plant and equipment, net - Note 10	890,258	682,901	696,552
Leasehold lands - Note 11	895,322	315,939	-
Held-to-maturity investments - Note 12	301,196	301,954	-
Intangible assets - Note 13	337,836	584,149	736,934
Restricted cash	257,301	-	-

TOTAL ASSETS	24,470,459	18,804,481	13,924,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	770,360	1,236,418	1,805,995
Other payables and accrued liabilities - Note 14	190,358	145,249	41,798
Advance from a related party - Note 15	-	28,854	89,296
Income tax payable	1,453,051	864,205	95,640
Unearned income - Note 16	-	1,598,314	3,197,160
Bank borrowings - Note 17	13,205,167	10,064,129	7,400,775

Total Current Liabilities	15,618,936	13,937,169	12,630,664
Deferred tax liabilities - Note 6	31,711	-	-

TOTAL LIABILITIES	15,650,647	13,937,169	12,630,664

COMMITMENTS AND CONTINGENCIES - Note 19

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

CONSOLIDATED BALANCE SHEET (Cont’d)
(Stated in US Dollars)

	At December 31,
	2006	2005	2004
	$	$	$
STOCKHOLDERS’ EQUITY
Common stock
Par value : 2006 - US$1 (2005 and 2004 - US$1 and $0.1286)
Authorized: 2006 - 50,000 shares (2005 and 2004 - 50,000 and 5,130,000)
Issued and outstanding: 2006 - 20,002 shares (2005 and 2004 - 20,002 and 5,021,102)	20,002	20,002	654,434
Additional paid-in capital	636,242	636,242	-
Accumulated other comprehensive income	7,470	13,549	412
Retained earnings	8,156,098	4,197,519	639,151

TOTAL STOCKHOLDERS’ EQUITY	8,819,812	4,867,312	1,293,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,470,459	18,804,481	13,924,661

See notes to consolidated financial statements

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

CONSOLIDATED INCOME STATEMENT
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
	$	$	$
Net sales	81,134,275	63,078,409	36,553,084
Cost of sales - Note 22	(71,393,755)	(56,813,199)	(34,584,844)

Gross profit	9,740,520	6,265,210	1,968,240
Other income - Note 4	424,016	938,573	-
Depreciation	(325,995)	(259,127)	(126,225)
Administrative and other operating expenses - Note 23	(1,284,863)	(1,436,069)	(1,344,786)

Income from operations	8,553,678	5,508,587	497,229
Other income - Note 4	237,571	156,199	28,047
Interest expenses - Note 5	(1,060,536)	(514,637)	(164,558)

Income before taxes	7,730,713	5,150,149	360,718
Income taxes - Note 6	(1,325,761)	(948,933)	(136,117)

Net income	6,404,952	4,201,216	224,601

Earnings per share of common stock - Note 7
- Basic and diluted	320.22	210.04	11.23

Weighted average number of common stock - Note 7
- Basic and diluted	20,002	20,002	20,002

See notes to consolidated financial statements

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
		$	$	$	$	$

Balance, January 1, 2004	5,011,104	644,436	-	(705)	414,550	1,058,281
Issuance of shares - Note 20	9,998	9,998	-	-	-	9,998
Comprehensive income
Net income	-	-	-	-	224,601	224,601
Foreign currency translation adjustments	-	-	-	1,117	-	1,117
Total comprehensive income	-	-	-	1,117	224,601	225,718

Balance, December 31, 2004	5,021,102	654,434	-	412	639,151	1,293,997
Issuance of shares - Note 20	30,000	30,000	-	-	-	30,000
Restructuring - Note 1	(5,031,100)	(664,432)	636,242	-	-	(28,190)
Comprehensive income
Net income	-	-	-	-	4,201,216	4,201,216
Foreign currency translation adjustments	-	-	-	13,137	-	13,137
Total comprehensive income	-	-	-	13,137	4,201,216	4,214,353
Dividends	-	-	-	-	(642,848)	(642,848)

Balance, December 31, 2005	20,002	20,002	636,242	13,549	4,197,519	4,867,312
Comprehensive income
Net income	-	-	-	-	6,404,952	6,404,952
Foreign currency translation adjustments	-	-	-	(6,079)	-	(6,079)
Total comprehensive income	-	-	-	(6,079)	6,404,952	6,398,873
Dividends	-	-	-	-	(2,446,373)	(2,446,373)

Balance, December 31, 2006	20,002	20,002	636,242	7,470	8,156,098	8,819,812

See notes to consolidated financial statements

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
	$	$	$
Cash flows from operating activities
Net income	6,404,952	4,201,216	224,601
Adjustments to reconcile net income to net cash flows
provided by operating activities :
Amortization of intangible assets	154,436	154,438	35,382
Amortization of leasehold lands	23,247	7,968	-
Depreciation	325,995	259,127	126,225
Loss on disposal of plant and equipment	7,715	-	-
Gain on disposal of intangible assets	(210,594)	-	-
Income taxes	1,325,761	948,933	136,117

Changes in operating assets and liabilities :
Accounts receivable	(3,369,347)	(1,445,937)	(1,997,310)
Prepaid expenses and other receivables	(1,706,789)	334,759	310
Inventories	(52,056)	(2,633,977)	(2,601,377)
Accounts payable	(462,658)	(573,017)	538,433
Other payables and accrued liabilities	45,445	103,007	370
Income tax payable	(701,921)	(199,079)	(76,747)
Unearned income	(1,593,280)	(1,603,082)	3,191,721

Net cash flows provided by / (used in) operating activities	190,906	(445,644)	(422,275)

Cash flows from investing activities
Acquisition of leasehold lands	(618,025)	(330,884)	-
Acquisition of held-to-maturity investments	-	(301,007)	-
Acquisition of intangible assets	-	-	(771,063)
Acquisition of plant and equipment	(544,678)	(243,504)	(781,095)
Proceeds from disposal of plant and equipment	2,031	-	-
Proceeds from disposal of intangible assets	300,849	-	-

Net cash flows used in investing activities	(859,823)	(875,395)	(1,552,158)

Cash flows from financing activities
Proceeds from new short-term bank loans	1,700,622	346,622	140,937
Repayment of short-term bank loans	(525,535)	(408,211)	(11,527)
Repayment of a capital lease	-	-	(6,975)
Net advancement of other bank borrowings	1,789,269	2,946,182	4,176,477
Increase in restricted cash	(484,997)	(755,170)	(2,255,598)
Increase/(decrease) in bank overdrafts	199,893	(250,997)	599,814
Advance from a related party	(28,763)	(60,511)	122,571
Dividends paid	(2,446,373)	(642,848)	-

Net cash flows provided by financing activities	204,116	1,175,067	2,765,699

Net (decrease) / increase in cash and cash equivalents	(464,801)	(145,972)	791,266
Effect of foreign currency translation on cash and cash equivalents	1,332	14,575	7,242
Cash and cash equivalents - beginning of year	780,090	911,487	112,979

Cash and cash equivalents - end of year	316,621	780,090	911,487

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (Cont’d)

(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
	$	$	$
Supplemental disclosures for cash flow information :
Cash paid for :
Interest	1,060,536	514,637	164,558
Income taxes	701,921	199,079	76,747

See notes to consolidated financial statements

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Corporation information and reorganization

Times Manufacture & E-Commerce Corporation Limited (the “Company”) was incorporated in the British Virgin Islands on March 21, 2002.

Recapitalization

The Company entered into an Exchange Agreement dated December 15, 2006 (the “Exchange Agreement”) with Asia Time Corporation (formerly SRKP 9, Inc.), incorporated in the State of Delaware (“Asia Time”) and Mr. Kwong Kai Shun, the sole shareholder of the 100% of the capital shares of the Company, (“Original Shareholder”). The closing of the Exchange Agreement occurred on January 23, 2007.

At the closing of the Exchange Agreement, Asia Time acquired all of the Company’s capital shares (the “Company Shares”) from the Original Shareholder, and the Original Shareholder transferred and contributed all of his Company Shares to Asia Time. In exchange, Asia Time issued 19,454,420 shares of its Common Stock to the Original Shareholder.

As a result of the closing of the Exchange Agreement, the Company became the wholly owned subsidiary of Asia Time.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Corporation information and reorganization (Cont’d)

Restructuring

For the purpose of reverse takeover transaction (“RTO”), the companies comprising the group underwent the restructuring on December, 2005 (the “Re-structuring”), the Company acquired all of the outstanding and issued shares of common stock of its subsidiaries (including Times Manufacturing & E-Commerce Corporation Limited (“TMEHK”), Billion Win International Enterprise Limited (“BW”), Citibond Industrial Limited (“CI”), Goldcome Industrial Limited (“GI”) and Megamooch International Limited (“MI”)) from their then existing stockholders in consideration for the issuance of 20,000 shares of $1 each of the company’s voting common stock, representing 99.99% of the voting power in the Company.

Before acquisition of TME HK group, TME HK acquired all of the outstanding and issued shares of common stock of its subsidiaries (including BW, CI, GI and MI) from their then existing stockholders in consideration for the issuance of 10,000 shares of $1 each of the TME HK’s voting common stock.

Corporate Structure - Before Restructuring

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Corporation information and reorganization (Cont’d)

Corporate Structure - After Restructuring

2.	Description of business

The Company and its subsidiaries is engaged in trading of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding
Times Manufacturing & E-Commerce Corporation Ltd (“TME HK”)	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding
Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components
Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components
Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components
Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components
TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding
Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive
Megamooch Online Ltd	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies

Basis of presentation and consolidation

On December, 2005, the Restructuring was completed and accordingly, accounting for recapitalization is adopted for the preparation of the comparative figures of the consolidated financial statements. It means that the consolidated financial statements for the year ended December 31, 2005 and 2004 are issued under the name of the legal parent, the Company, but includes the consolidated financial statements of TME Enterprise Limited, Citibond Design Limited and Megamooch Online Limited and the combined financial statements of TMEHK, BW, CI, GI and MI.

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

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At December 31, 2006, 2005 and 2004, customers represented 10% or more of the Group’s net sales and their related accounts receivable are:

	Year ended December 31
	2006	2005	2004
	$	$	$

1st largest customer	9,587,395	15,112,655	4,482,110
2nd largest customer	8,935,246	7,047,980	-

Net sales	18,522,641	22,160,635	4,482,110

Accounts receivable	1,463,565	-	417,954

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.

Restricted cash

Deposits in banks for securities of bank overdrafts and borrowings that are restricted in use are classified as restricted cash.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Revenue recognition

Revenue from sales of the Group’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

During the reporting years, the amounts of provisions and reserves for sales allowances are:

	Year ended December 31
	2006	2005	2004
	$	$	$

Sales allowances	481,389	996,898	646,365

During the reporting years, the Group experienced no sales return and, accordingly, no allowance for returns has been provided.

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

Advertising and promotion expenses

Advertising and promotion expenses are charged to expense as incurred.

Advertising and promotion expenses amounted to $2,502, $19,718 and $66,914 during 2006, 2005 and 2004 respectively are included in administrative and other operating expenses.

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

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	2006	2005	2004
Year end HK$ : US$ exchange rate	7.7730	7.7535	7.7760
Average yearly HK$ : US$ exchange rate	7.7783	7.7778	7.7893

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

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory costs - an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 has no material effect on our financial statements.

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

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 has no material effect on our financial statements.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The adoption of FSP No. 115-1 and 124-1 has no material effect on our financial statements.

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

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings if any. The Company is currently evaluating the effect of FIN 48 on its financial statements and does not believe the adoption of FIN No. 48 will have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although we will continue to evaluate the provisions of SFAS No. 157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006. The Company is assessing the impact on the adoption of SFAS No. 158 will have on the Company’s consolidated financial position.

On February 15, 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement. Although we will continue to evaluate the provisions of SFAS No. 159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Other income

	Year ended December 31,
	2006	2005	2004
	$	$	$
Operating income
Commission income	-	771,432	-
Gain on disposal of intangible assets	210,594	-	-
License fee of intangible assets	167,138	167,141	-
Rental income	46,284	-	-

	424,016	938,573	-
Non-operating income
Bank interest income	208,854	76,358	15,720
Dividend income	8,977	4,481	-
Insurance compensation	-	8,325	-
Net exchange gains	1,078	1,302	170
Other interest income	18,635	49,440	-
Sundry income	27	16,293	12,157

	237,571	156,199	28,047

	661,587	1,094,772	28,047

5.	Interest expenses

	Year ended December 31,
	2006	2005	2004
	$	$	$

Interest on bank trust receipts	981,184	457,983	139,209
Interest on short-term bank loans	25,322	6,254	14,505
Interest on bank overdrafts	54,030	45,302	6,648
Interest on a capital lease	-	-	1,947
Interest on other loans	-	5,098	2,249

	1,060,536	514,637	164,558

6.	Income taxes

	Year ended December 31,
	2006	2005	2004
	$	$	$

Hong Kong profits tax
Current year	1,311,479	948,933	136,117
Over provision in prior year	(3,375)	-	-

	1,308,104	948,933	136,117
Deferred taxes	17,657	-	-

	1,325,761	948,933	136,117

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes (Cont’d)

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rate of 17.5% to income before taxes for the years ended December 31, 2006, 2005 and 2004 respectively.

	Year ended December 31,
	2006	2005	2004
	$	$	$

Income before taxes	7,730,713	5,150,149	360,718

Provision for income taxes at Hong Kong income
tax rate	1,352,875	901,276	63,126
Recognition of temporary differences not recognized previously	24,659	-	-
Temporary differences not recognized	(12,377)	45,927	(44,228)
Income not subject to tax	(43,870)	(14,147)	(1)
Non-deductible expenses for income tax purposes	7,363	27	418
Over provision in prior year	(3,375)	-	-
Utilization of tax losses not recognized previously	-	(35,068)	(1,327)
Unused tax losses not recognized	486	50,918	118,129

	1,325,761	948,933	136,117

The major components of deferred tax recognized in the consolidated balance sheets as of December 31, 2006, 2005 and 2004 are as follows :

	At December 31
	2006	2005	2004
	$	$	$

Temporary difference on accelerated tax
depreciation on plant and equipment	17,669	-	-

Deferred tax liabilities, net	17,669	-	-

Recognized in the balance sheet:
Net deferred tax assets	(14,042)	-	-
Net deferred tax liabilities	31,711	-	-

	17,669	-	-

There was no significant unprovided deferred taxation for 2005 and 2004.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Earnings per share

Earnings per share have been calculated giving retroactive effect to the shares issued as part of the Restructuring. That is, the 20,002 shares issued during that transaction have been calculated as being outstanding for all three years.

The Company has no dilutive instruments, such as options and warrants. Accordingly, the basic and diluted earnings per share are the same.

8.	Prepaid expenses and other receivables

	At December 31,
	2006	2005	2004
	$	$	$

Rental receivable	46,314	-	-
Interest receivable	20,218	-	-
Purchase deposits paid	1,530,372	361,221	727,725
Sales proceeds of intangible assets receivable	301,042	-	-
Other deposits and prepayments	203,187	33,015	209

	2,101,133	394,236	727,934

9.	Inventories

	At December 31
	2006	2005	2004
	$	$	$

Merchandises, at cost - completed watches	1,745,648	3,630,754	2,446,048
Merchandises, at cost - watch movements	4,874,713	2,954,038	1,485,076

	6,620,361	6,584,792	3,931,124

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Plant and equipment

	At December 31,
	2006	2005	2004
	$	$	$
Cost
Buildings	242,350	104,008	-
Furniture and fixtures	492,866	478,811	350,425
Office equipment	145,911	137,410	124,157
Machinery and equipment	321,626	128,974	128,601
Moulds	384,665	230,863	230,195
Motor vehicles	45,928	26,375	26,299

	1,633,346	1,106,441	859,677

Accumulated depreciation
Buildings	8,441	2,542	-
Furniture and fixtures	237,508	140,271	21,049
Office equipment	100,612	68,766	35,020
Machinery and equipment	93,475	32,447	6,633
Moulds	276,936	153,139	76,732
Motor vehicles	26,116	26,375	23,691

	743,088	423,540	163,125

Net
Buildings	233,909	101,466	-
Furniture and fixtures	255,358	338,540	329,376
Office equipment	45,299	68,644	89,137
Machinery and equipment	228,151	96,527	121,968
Moulds	107,729	77,724	153,463
Motor vehicles	19,812	-	2,608

	890,258	682,901	696,552

Depreciation expenses included in administrative and other operating expenses for the years ended 2006, 2005 and 2004 are $325,995, $259,127 and $126,225 respectively.

As at December, 2006, 2005 and 2004, the carrying amount of buildings pledged as security for the Group’s banking facilities amounted to $233,909, $101,466 and $Nil respectively.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Leasehold lands

	At December 31
	2006	2005	2004
	$	$	$

Cost	949,514	331,924	-

Accumulated amortization	31,234	7,992	-

Net	918,280	323,932	-

Analyzed for reporting purposes as:
Current asset	22,958	7,993	-
Non-current asset	895,322	315,939	-

	918,280	323,932	-

Amortization expenses included in administrative and other operating expenses for the years ended 2006, 2005 and 2004 are $23,247, $7,968 and $Nil respectively.

As at December, 2006, 2005 and 2004 the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $918,280, $323,932 and $Nil respectively.

12.	Held-to-maturity investments

	At December 31,
	2006	2005	2004
	$	$	$

Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	301,196	301,954	-

Fair value	294,410	275,100	-

As at December, 2006, 2005 and 2004 the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $301,196, $301,954 and $Nil respectively.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Intangible assets

	At December 31,
	2006	2005	2004
	$	$	$
Cost
Trademarks	200,695	201,199	200,617
Websites	421,459	573,418	571,759

	622,154	774,617	772,376
Accumulated amortization
Trademarks	112,389	72,431	32,099
Websites	171,929	118,037	3,343

	284,318	190,468	35,442
Net
Trademarks	88,306	128,768	168,518
Websites	249,530	455,381	568,416

	337,836	584,149	736,934

Amortization expenses included in administrative and other operating expenses for the years ended 2006, 2005 and 2004 are $154,436, $154,438 and $35,382 respectively.

Estimated aggregate future amortization expenses for the succeeding three years as of December 31, 2006 were as follows:

$

2007	124,430
2008	124,430
2009	88,976

337,836

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Other payables and accrued liabilities

	At December 31,
	2006	2005	2004
	$	$	$

Accrued expenses	181,352	145,249	41,798
Sales deposits received	9,006	-	-

	190,358	145,249	41,798

15.	Advance from a related party

Advance from a related party for working capital is as follows:

	At December 31,
	2006	2005	2004
	$	$	$

Advance from a director	-	28,854	89,296

The above advance is interest-free, unsecured and has no fixed repayment terms.

16.	Unearned income

Unearned income is the amount received from a customer, which is an unrelated party, for the goods sold that were given nine months credit period (2005 and 2004: one year) and were only required to pay the Group after the expiration of the credit period from the day such goods were supplied and delivered. Since there is a possibility that the customer may return the goods, revenue is not recognized until the time stipulated in the contract for rejection has expired and no goods is returned in due course to substantiate the risk and reward for such trading activities carried out by the Group are matched and recognized under the U.S. GAAP.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Bank borrowings

	At December 31
	2006	2005	2004
	$	$	$
Secured:
Bank overdrafts repayable on demand	551,714	352,577	602,614
Repayable within one year
Non-recurring bank loans	1,469,866	294,764	129,631
Other bank borrowings	11,183,587	9,416,788	6,668,530

	13,205,167	10,064,129	7,400,775

As of December 31, 2006, the Company’s banking facilities are composed of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Bank overdrafts	643,252	551,714	91,538
Non-recurring bank loans	1,469,866	1,469,866	-
Other facilities including:
- Outstanding letter of credit
- Letter of credit under trust receipt
- Invoice /account payable financing	11,578,541	11,183,587	394,954

	13,691,659	13,205,167	486,492

As of December 31, 2006, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,152,189 (note 10 and 11);

(b)	charge over bank deposits of $4,780,980;

(c)	charge over held-to-maturity investments of $301,196 (note 12);and

(d)	personal guarantee executed by a director of the Company;

One of the subsidiaries, Billion Win International Enterprise Limited, should maintain a minimum net worth of $1,286,504.

The interest rates of short-terms notes payable were at 7.5% to 8.375% per annum with various maturity rates.

The interest rates of non-recurring bank loans were at Hong Kong Prime Rate minus 0.75% to 2% per annum.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Pension plans

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $18,749, $18,802 and $15,346 during 2006, 2005 and 2004 respectively.

19.	Commitments and contingencies

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

159,283

Rental expenses for the years ended 2006, 2005 and 2004 were $103,624, $138,262 and $47,466 respectively.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Common stock

	At December 31
	Number of shares			Amount
	2006	2005	2004	2006	2005	2004

Authorized:
The Company of $1 each	50,000	50,000	50,000	50,000	50,000	50,000
TMEHK of $1 each	-	-	50,000	-	-	50,000
BW of $0.1286	-	-	5,000,000	-	-	643,004
GI of $0.1286	-	-	10,000	-	-	1,286
CI of $0.1286	-	-	10,000	-	-	1,286
MI of $0.1286	-	-	10,000	-	-	1,286

	50,000	50,000	5,130,000	50,000	50,000	746,862

Issued and outstanding:
The Company of $1 each	20,002	20,002	2	20,002	20,002	2
TMEHK of $1 each	-	-	10,000	-	-	10,000
BW of $0.1286	-	-	5,000,000	-	-	643,004
GI of $0.1286	-	-	10,000	-	-	1,286
CI of $0.1286	-	-	1,000	-	-	129
MI of $0.1286	-	-	100	-	-	13

	20,002	20,002	5,021,102	20,002	20,002	654,434

21.	Segment Information

For management purposes, the Group is currently organized into two major principal activities - trading of watch movements (components) and trading of completed watches. These principal activities are the basis on which the Group reports its primary segment information.

2006	Watch movements	Completed watches	Total
	$	$	$
Sales	73,047,632	8,086,643	81,134,275

Cost of sales	(67,125,406)	(4,268,349)	(71,393,755)

Segment result	5,922,226	3,818,294	9,740,520

Acquisition of leasehold lands	618,025	-	618,025
Acquisition of plant and equipment	158,227	386,451	544,678
Depreciation	159,003	166,992	325,995
Amortization of intangible assets	-	154,436	154,436
Amortization of leasehold lands	23,247	-	23,247

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21.	Segment Information (Cont’d)

2005	Watch movements	Completed watches	Total
	$	$	$
Sales	58,843,209	4,235,200	63,078,409

Cost of sales	(54,856,836)	(1,956,363)	(56,813,199)

Segment result	3,986,373	2,278,837	6,265,210

Acquisition of leasehold lands	330,884	-	330,884
Acquisition of plant and equipment	243,504	-	243,504
Depreciation	183,180	75,947	259,127
Amortization of intangible assets	-	154,438	154,438
Amortization of leasehold lands	7,968	-	7,968

2004	Watch movements	Completed watches	Total
	$	$	$
Sales	36,533,084	-	36,553,084

Cost of sales	(34,584,844)	-	(34,584,844)

Segment result	1,968,240	-	1,968,240

Acquisition of plant and equipment	551,293	229,802	781,095
Acquisition of intangible assets	-	771,063	771,063
Depreciation	49,654	76,571	126,225
Amortization of intangible assets	-	35,382	35,382

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the years ended December, 2006, 2005 and 2004. Consequently, no segment information by geographical areas is presented.

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Cost of sales

	Year ended December 31,
	2006	2005	2004
	$	$	$

Opening inventories	6,584,792	3,931,124	1,327,533
Purchase	71,429,324	59,466,867	37,188,435
Less : closing inventories	(6,620,361)	(6,584,792)	(3,931,124)

	71,393,755	56,813,199	34,584,844

23.	Administrative and other operating expenses

	Year ended December 31,
	2006	2005	2004
	$	$	$
Administrative expenses
Accounting fee	-	20,121	16,459
Advertising and promotion	2,502	19,718	66,914
Auditor’s remuneration	62,695	131,141	22,030
Director’s remuneration	61,713	61,713	61,623
Legal and professional fees	29,263	255,758	479,095
Mandatory provident fund contributions	18,749	18,802	15,346
Staff salaries	444,903	410,542	321,771
Other administrative expenses	11,187	9,150	8,320

	631,012	926,945	991,558

TIMES MANUFACTURE & E-COMMERCE CORPORATION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

23.	Administrative and other operating expenses (cont’d)

	Year ended December 31,
	2006	2005	2004
	$	$	$
Other operating expenses
Amortization of intangible assets	154,436	154,438	35,382
Amortization of leasehold lands	23,247	7,968	-
Bank charges	132,670	60,735	22,565
Building management fee	10,830	14,512	6,846
Consultancy fee	109,701	50,770	1,284
Electricity and water	12,936	12,255	8,402
Loss on disposal of plant and equipment	7,715	-	-
Motor vehicle expenses	11,361	13,937	23,910
Rent and rates	108,312	138,992	49,865
Telephone	10,465	10,849	9,868
Other operating expenses	72,178	44,668	195,106

	653,851	509,124	353,228

	1,284,863	1,436,069	1,344,786

24.	Comparative amounts

Certain amounts included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation on the basis of recapitalization accounting. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.