Form 10-Q/A
period 2007-03-31
ASIA TIME CORP
filed 2007-09-26
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by Asia Time Corporation (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on May 21, 2007 (the “Original Filing”) is being filed to reflect revisions to Financial Statements, Management’s Discussion And Analysis Of Financial Condition And Results Of Operation, and Controls and Procedures. This Form 10-Q/A only amends certain information in Item 1 (Financial Statements), Item 2 (Management’s Discussion And Analysis Of Financial Condition And Results Of Operation), and Item 4 (Controls and Procedures); however, the entire quarterly report is being re-filed for ease of reference. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-Q have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

ASIA TIME CORPORATION.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Asia Time Corporation included in the Form 10-K/A for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on September 26, 2007.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

ASSETS
Current Assets :
Cash and cash equivalents	170,340	316,621
Restricted cash	4,604,317	4,523,679
Accounts receivable	13,839,068	8,188,985
Prepaid expenses and other receivables - Note 10	5,680,051	2,101,133
Tax prepayment	-	767
Inventories, net - Note 11	895,538	6,620,361
Prepaid lease payments - Note 13	17,079	22,958

Total Current Assets	25,206,393	21,774,504
Deferred tax assets - Note 7	13,969	14,042
Plant and equipment, net - Note 12	820,489	890,258
Leasehold lands - Note 13	890,740	895,322
Held-to-maturity investments - Note 14	299,654	301,196
Intangible assets - Note 15	305,158	337,836
Restricted cash	299,654	257,301

TOTAL ASSETS	27,836,057	24,470,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	805,344	770,360
Other payables and accrued liabilities - Note 16	139,455	190,358
Income tax payable	1,737,662	1,453,051
Bank borrowings - Note 17	12,661,617	13,205,167

Total Current Liabilities	15,344,078	15,618,936
Deferred tax liabilities - Note 7	31,548	31,711

TOTAL LIABILITIES	15,375,626	15,650,647

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET (Cont’d)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred stock - Note 18
Par value : 2007 - US$0.0001 (2006 - US$0.0001)
Authorized: 2007 - 10,000,000 shares (2006 - 10,000,000)
Issued and outstanding: 2007 - 2,250,348 shares (2006 - none)	225	-

Common stock - Note 18
Par value : 2007 - US$0.0001 (2006 - US$0.0001)
Authorized: 2007 - 100,000,000 shares (2006 - 100,000,000)
Issued and outstanding: 2007 - 23,156,629 shares (2006 - 3,702,209)	2,316	370
Additional paid-in capital	2,970,386	655,874
Accumulated other comprehensive income	(44,607)	7,470
Retained earnings	9,532,111	8,156,098

TOTAL STOCKHOLDERS’ EQUITY	12,460,431	8,819,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	27,836,057	24,470,459

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED INCOME STATEMENT
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Net sales	21,118,142	20,303,091
Cost of sales	(18,255,983)	(18,080,818)

Gross profit	2,862,159	2,222,273
Other income - Note 5	48,497	41,905
Depreciation	(65,431)	(75,753)
Administrative and other operating expenses	(434,843)	(301,810)

Income from operations	2,410,382	1,886,615
Professional expenses related to Restructuring and Share Exchange	(419,197)	-
Other income - Note 5	29,929	42,913
Interest expenses - Note 6	(239,429)	(200,556)

Income before taxes	1,781,685	1,728,972
Income taxes - Note 7	(405,672)	(297,150)

Net income	1,376,013	1,431,822

Earnings per share of common stock (cents) - note 9
- Basic	5.94	6.18
- Diluted	5.56	6.18

Weighted average number of common stock - note 9
- Basic	23,156,629	23,156,629
- Diluted	24,737,194	23,156,629

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	1,376,013	1,431,822
Adjustments to reconcile net income to net cash flows
provided by operating activities :
Amortization of intangible assets	31,023	38,720
Amortization of leasehold lands	5,774	2,023
Depreciation	65,431	75,753
Gain on disposal of plant and equipment	-	(2,037)
Income taxes	405,672	297,150
Professional expenses related to Restructuring and Share Exchange	419,197	-

Changes in operating assets and liabilities :
Accounts receivable	(5,705,639)	(766,647)
Prepaid expenses and other receivables	(3,573,152)	(1,404,441)
Inventories	5,704,558	232,620
Accounts payable	39,021	187,074
Other payables and accrued liabilities	(63,519)	(18,395)
Income tax payable	(112,158)	(33,989)
Unearned income	-	(1,238,248)

Net cash flows used in operating activities	(1,407,779)	(1,198,595)

Cash flows from investing activities
Cash acquired in connection with reverse acquisition	3,193	-
Acquisition of plant and equipment	(64)	(381,125)
Proceeds from disposal of plant and equipment	-	2,037

Net cash flows from / (used in) investing activities	3,129	(379,088)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock	2,641,683	-
Advance from related parties	(19,655)	(1,069,745)
Repayment of short-term bank loans	(321,849)	(54,359)
Net advancement of other bank borrowings	(86,461)	3,945,192
Increase in restricted cash	(147,822)	(1,808,096)
Decrease in bank overdrafts	(68,773)	(109,056)
Recapitalization costs	(739,390)	-

Net cash flows provided by financing activities	1,257,733	903,936

Net decrease in cash and cash equivalents	(146,917)	(673,747)
Effect of foreign currency translation on cash and cash equivalents	636	(266)
Cash and cash equivalents - beginning of period	316,621	780,090

Cash and cash equivalents - end of period	170,340	106,077

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

The former stockholders of Times Manufacture acquired 84% of the Company’s issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Times Manufacture became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization of the Company, whereby Times Manufacture is deemed to be the accounting acquirer and is deemed to have adopted the Company’s capital structure. Since the share exchange was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of Times Manufacture, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of net liabilities of the accounting subsidiary as of the date of the share exchange on their historical basis and the inclusion of the accounting subsidiary’s results of operations from that date. Although the Company is the legal acquirer, Times Manufacture will be treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Times Manufacture.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.     Corporation information and reorganization

The net deficits of the Company at the completion date on January 23, 2007 are as follows:

(Unaudited)
$

Current assets
Cash and cash equivalents	3,193
Prepaid expenses	25,000

28,193

Current liabilities
Advance from related parties	(33,000)

Net deficits acquired	(4,807)

3.	Description of business

The Company and its subsidiaries (the “Group”) are engaged in trading of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding
Times Manufacturing & E-Commerce Corporation Ltd (“TMEHK”)	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding
Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components
Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components
Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components
Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components
TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding
Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive
Megamooch Online Ltd	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

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

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, if any, adoption of FIN 48 did not have an effect on the Company’s results of operations or financial condition. The Company did not have any material unrecognized tax benefits as of January 1, 2007 or March 31, 2007.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.     Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although the Company will continue to evaluate the provisions of SFAS No.157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transaction provisions of SAB No.108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB No. 10 has no material effect on our financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company does not early adopt this statement. Although the Company will continue to evaluate the provisions of SFAS No.159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Other income

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Operating income
License fee of intangible assets	32,716	41,905
Rental income	15,781	-

	48,497	41,905
Non-operating income
Bank interest income	29,002	36,343
Net exchange gains	927	109
Other interest income	-	6,461

	29,929	42,913

	78,426	84,818

6.	Interest expenses

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Interest on bank trust receipts	219,502	179,554
Interest on short-term bank loans	9,583	5,175
Interest on bank overdrafts	10,344	15,827

	239,429	200,556

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Hong Kong profits tax
Current period	405,672	297,150

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 17.5% on the estimated assessable profits during the periods.

Deferred tax (assets) liabilities as of March 31, 2007 and December 31, 2006 are composed of the following:

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax
depreciation on plant and equipment	17,579	17,669

Deferred tax liabilities, net	17,579	17,669

Recognized in the balance sheet:
Net deferred tax assets	(13,969)	(14,042)
Net deferred tax liabilities	31,548	31,711

	17,579	17,669

8.	Comprehensive income

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Net income	1,376,013	1,431,822
Foreign currency translation adjustment	(52,077)	(4,067)

Total comprehensive income	1,323,936	1,427,755

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Earnings per share

As per Note 18, the Company has placed 1,749,028 and 501,320 shares of Convertible preferred stock on January 23, 2007 and February 9, 2007 respectively. These 2,250,348 shares of convertible preferred stock are issued at $1.29 and being eligible to be converted in the ratio of 1:1 into each share of common stock. The Earnings Per Share on a dilutive basis has been calculated with the assumption that all such convertible preferred stock have been fully converted into common stock on the day of issue resulting in 24,737,194 shares of common stock being outstanding as if in the periods presented that form the basis for the number of common stock being outstanding on a dilutive earnings per share calculation.

10.	Prepaid expenses and other receivables

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Rebate receivable	1,695,002	-
Interest receivable	-	20,218
Rental receivable	-	46,314
Other receivable	50,015	-
Purchase deposits paid	3,306,826	1,530,372
Sales proceeds of intangible assets receivable	299,501	301,042
Other deposits and prepayments	328,707	203,187

	5,680,051	2,101,133

11.	Inventories

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Merchandises, at cost - completed watches	762,191	1,745,648
Merchandises, at cost - watch movements	133,347	4,874,713

	895,538	6,620,361

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

As at March 31, 2007 and December 31, 2006, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $907,819 (unaudited) and $918,280 (audited) respectively.

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

18.   Common stock and convertible preferred stock

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
(Stated in US Dollars)

18.   Common stock and convertible preferred stock (continued)

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

Holders of the Series A Convertible Preferred Stock have the right to one vote per share of common stock issuable upon conversion of the shares underlying any shares of Preferred Stock outstanding as of the record date for purposes of determining which holders have the right to vote with respect to any matters brought to a vote before the Company’s holders of common stock.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.   Common stock and convertible preferred stock (continued)

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

Three months ended March 31, 2007	Watch Movements (unaudited)	Completed Watches (unaudited)	Total (unaudited)
	$	$	$
Sales	19,224,066	1,894,076	21,118,142

Cost of sales	(17,279,130)	(976,853)	(18,255,983)

Segment result	1,944,936	917,223	2,862,159

Three months ended March 31, 2006	Watch Movements(unaudited)	Completed Watches(unaudited)	Total (unaudited)
	$	$	$
Sales	18,184,751	2,118,340	20,303,091

Cost of sales	(16,965,800)	(1,115,018)	(18,080,818)

Segment result	1,218,951	1,003,322	2,222,273

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

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100%
Cost of sales	86.45%	89.05%
Gross profit	13.55%	10.95%
Other Income	0.23%	0.21%
Depreciation	0.30%	0.37%
Administrative and other operating expenses	2.06%	1.49%
Income from operations	11.42%	9.30%
Professional expenses related to Restructuring and Share Exchange	1.99%	---
Other Income	0.14%	0.21%
Interest expense	1.13%	0.99%
Income before taxes	8.44%	8.52%
Income taxes	1.92%	1.46%
Net income	6.52%	7.06%

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

Administrative and other operating expenses were $0.43 million, or 2.1% of net sales for the three months ended March 31, 2007, as compared to $0.30 million, or 1.5% of net sales for comparable period in 2006. The slight increase as a percentage of net sales was primarily attributable to more new recruits and upgraded staff benefits. This stabilized the senior management teams for serving the company. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

During the three months ended March 31, 2007, we incurred $0.42 million in professional expenses related to the restructuring and share exchange, as compared to no such expenses in the comparable period in 2006.

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

Net income for the three months ended March 31, 2007 was $1.38 million, or 6.5% of net sales, as compared to $1.43 million, or 7.0% of the net sales for the comparable period in 2006.

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

For the three months ended March 31, 2007, net cash used by operating activities was approximately $1.4 million, as compared to net cash used in operating activities of $1.2 million for the comparable period in 2006. The increase in net cash used by operating activities is primarily attributable to an increase in professional expenses related to restructuring and to the Share Exchange. The net cash used by operating activities in the three months ended March 31, 2007 is also attributable to increase in purchase deposits paid by $3.6 million comparable to the year ended December 31, 2006. The purpose of purchase deposits was to keep costs of goods sold at lower market prices to avoid buying price increases in hot seasons.

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2007 and $0.9 million for the comparable period in 2006. The increase in net cash provided by financing activities was attributable to an issuance of equity securities of $2.6 million and a decrease of approximately $1.0 million in advances to related parties in the three months ended March 31, 2007 as compared to the same period in 2006.

In the three months ended March 31 2007 and the same period in 2006 our inventory turnover was 19 and 13.6 times, respectively. The average days outstanding of our accounts receivable at March 31, 2007 were 56 days, as compared to 32 days at March 31, 2006. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

In an attempt to reduce our reliance on third-party watch movement manufacturers, we have plans to manufacture our own brands of quartz movements and mechanical movements in-house. To manufacture our own brands of quartz and mechanical movements in-house, we would need to acquire watch movement facilities in China and invest in new equipment and research and development. We expect that up to $5.5 million will be required to obtain the equipment and facilities to manufacture branded proprietary watch movements. Our plan to acquire manufacturing facilities and equipment to manufacture our own brand of quartz and mechanical movements in-house will not take place until after the completion of our proposed initial public offering, the proceeds of which will give us a portion of the required capital. We will be required to raise the appropriate amount of capital needed for our future operations from future equity sales or through debt financings. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our plans to manufacture our own watch movement parts. We may not be able to obtain additional financial resources when necessary or on terms favorable to us, if at all, and any available additional financing may not be adequate. Moreover, new equity securities issued in financings, including any shares of Series A Convertible Preferred Stock or any new series of preferred stock authorized by our Board of Directors, may have greater rights, preferences or privileges than our existing common stock. To the extent stock is issued or options and warrants are exercised, holders of our common stock will experience further dilution.

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

(b) Changes in internal control over financial reporting

Upon the closing of the Share Exchange on January 23, 2007, the internal control over financial reporting utilized by Times Manufacture prior to the Share Exchange became the internal control over financial reporting of our company. Upon closing of the Share Exchange, we (i) became the 100% parent of Times Manufacture and its eight wholly-owned subsidiaries, (ii) assumed the operations of Times Manufacture and its subsidiaries, and (iii) changed our name from SRKP 9, Inc. to Asia Time Corporation. Following the Share Exchange the sole business conducted by our company became the business conducted by Times Manufacture, and the officers and directors of Times Manufacture became the officers and directors of our company. Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, these changes will materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K, as amended, for the year ended December 31, 2006.

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

ASIA TIME CORPORATION (Registrant)

September 26, 2007	By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer, Chief Financial Officer and Chairman of the Board