Form 10-Q
period 2007-09-30
ASIA TIME CORP
filed 2007-11-19
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 23,156,629 shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 1, 2007.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
	$	$

ASSETS
Current Assets:
Cash and cash equivalents	166,216	316,621
Restricted cash	5,551,704	4,523,679
Accounts receivable, net	15,482,635	8,188,985
Prepaid expenses and other receivables – Note 8	6,397,568	2,101,133
Income tax prepayments	-	767
Inventories, net – Note 9	6,520,527	6,620,361
Prepaid lease payments – Note 11	17,193	22,958

Total Current Assets	34,135,843	21,774,504
Deferred tax assets – Note 6	19,536	14,042
Plant and equipment, net – Note 10	719,473	890,258
Leasehold lands – Note 11	882,444	895,322
Held-to-maturity investments – Note 12	300,771	301,196
Intangible assets – Note 13	244,168	337,836
Restricted cash – non-current	256,937	257,301

TOTAL ASSETS	36,559,172	24,470,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,075,980	770,360
Other payables and accrued liabilities – Note 14	51,491	190,358
Advance from a related party – Note 15	12,268	-
Income taxes payable	2,854,788	1,453,051
Bank borrowings – Note 16	15,196,458	13,205,167

Total Current Liabilities	19,190,985	15,618,936
Deferred tax liabilities – Note 6	37,180	31,711

TOTAL LIABILITIES	19,228,165	15,650,647

COMMITMENTS AND CONTINGENCIES – Note 19

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
	$	$
STOCKHOLDERS’ EQUITY
Preferred stock – Note 17
Par value : US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: 2007 – 2,250,348 shares (2006 – none)	225	-

Common stock – Note 17
Par value : US$0.0001
Authorized: 100,000,000 shares (2006 – 100,000,000)
Issued and outstanding: 2007 – 23,156,629 shares (2006 – 19,454,420 shares)	2,316	1,946
Additional paid-in capital	3,287,386	654,298
Accumulated other comprehensive income	22,112	7,470
Retained earnings	14,018,968	8,156,098

TOTAL STOCKHOLDERS’ EQUITY	17,331,007	8,819,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	36,559,172	24,470,459

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	22,972,645	19,647,209	64,960,224	62,874,395
Cost of sales	(18,099,186)	(16,730,052)	(54,644,056)	(56,510,946)

Gross profit	4,873,459	2,917,157	10,316,168	6,363,449
Other income – Note 4	48,425	41,724	145,203	125,504
Depreciation	(64,635)	(83,730)	(193,499)	(243,096)
Administrative and other operating expenses	(490,225)	(359,472)	(1,443,283)	(971,717)

Income from operations	4,367,024	2,515,679	8,824,589	5,274,140
Fees and costs related to reverse merger – Note 1	-	-	(736,197)	-
Other income – Note 4	39,555	55,342	117,936	165,638
Interest expense – Note 5	(316,516)	(265,872)	(830,935)	(763,726)

Income before taxes	4,090,063	2,305,149	7,375,393	4,676,052
Income taxes – Note 6	(752,221)	(410,284)	(1,512,523)	(829,593)

Net income	3,337,842	1,894,865	5,862,870	3,846,459

Earnings per common share – Note 3
- Basic	$0.14	$0.10	$0.26	$0.20
- Diluted	0.13	0.10	0.24	0.20

Weighted average common shares
- Basic	23,156,629	19,454,420	22,844,721	19,454,420
- Diluted	25,406,977	19,454,420	24,874,262	19,454,420

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	5,862,870	3,846,459
Adjustments to reconcile net income to net cash flows
provided by (used in) operating activities:
Amortization of intangible assets	92,884	115,965
Amortization of leasehold lands	17,287	17,481
Depreciation	193,499	243,096
Dividend income	-	(4,486)
Loss on disposal of plant and equipment	5,406	7,725
Income taxes	1,512,523	829,593

Changes in operating assets and liabilities:
(Increase) decrease in - Accounts receivable	(7,281,110)	(3,264,603)
Prepaid expenses and other receivables	(4,260,214)	(1,118,481)
Increase (decrease) in - Inventories	90,180	1,679,040
Accounts payable	306,241	(279,202)
Other payables and accrued liabilities	(138,142)	(37,981)
Income taxes payable	(112,601)	(16,055)
Unearned income	-	(1,595,187)

Net cash provided by (used in) operating activities	(3,711,177)	423,364

Cash flows from investing activities
Acquisition of plant and equipment	(30,257)	(1,164,095)
Proceeds from disposal of plant and equipment	320	2,034
Dividend received	-	4,486

Net cash used in investing activities	(29,937)	(1,157,575)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock	2,641,683	-
Proceeds from new short-term bank borrowings	2,816,620	33,932
Repayment of short-term bank borrowings	(4,029,839)	(259,532)
Net advance under short term bank borrowings	3,175,698	3,925,836
Increase in restricted cash	(1,031,003)	(1,180,479)
Advances to related parties	(20,773)	(28,798)
Decrease in bank overdrafts	40,840	131,057
Dividends paid	-	(2,445,712)

Net cash flows provided by financing activities	3,593,226	176,304

Net decrease in cash and cash equivalents	(147,888)	(557,907)
Effect of foreign currency translation on cash and cash equivalents	(2,517)	(538)
Cash and cash equivalents - beginning of period	316,621	778,563

Cash and cash equivalents - end of period	166,216	220,118

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Stated in US Dollars)

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Supplemental disclosures for cash flow information:
Cash paid for:
Interest	830,935	763,726
Income taxes	112,601	15,521

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1.            Organization and recapitalization

Asia Time Corporation (the “Company”) (formerly SRKP 9, Inc.) was incorporated in the State of Delaware on January 3, 2006. Effective January 23, 2007, the Company changed its name from SRKP 9, Inc. to Asia Time Corporation.

Recapitalization

The Company entered into an Exchange Agreement dated December 15, 2006 (the “Exchange Agreement”) with Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”), and Kwong Kai Shun, the sole shareholder of Times Manufacture (“Original Shareholder”). The closing of the Exchange Agreement occurred on January 23, 2007.

The Company effected a 1.371188519-for-one stock reverse split in the course of the share exchange process such that there were 3,702,209 shares of common stock outstanding immediately prior to the closing of the Exchange Agreement. These financial statements give retroactive effect to this share split.

At the closing of the Exchange Agreement, the Company acquired all of the capital shares of Times Manufacture from the Original Shareholder, in exchange for which the Company issued 19,454,420 shares of its Common Stock to the Original Shareholder. The 19,454,420 shares of common stock issued to the Original Shareholder in conjunction with this transaction have been presented as outstanding for all periods presented.

The Original Shareholder of Times Manufacture acquired 84% of the Company’s issued and outstanding common stock in conjunction with the completion of the Exchange Agreement. Therefore, although Times Manufacture became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of Times Manufacture, whereby Times Manufacture was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of SRKP 9, Inc. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Times Manufacture for all periods presented, and do not include the historical financial statements of SRKP 9, Inc. All costs associated with the reverse merger transaction were expensed as incurred.

The Company agreed to register the 1,999,192 shares of common stock that were held by certain of the Company’s shareholders immediately prior to the closing of the Exchange Agreement. If the Company fails to register 1,999,192 shares due to failure on the part of the Company, additional shares of its common stock shall be issued to the respective shareholders in the amount of 0.0333% of their respective shares for each calendar day until the registration becomes effective. There is no maximum potential consideration to be transferred in connection with the registration of these shares. The Company agreed to file a registration statement no later than the tenth (10) day after the end of the six (6) month period that immediately follows the filing date of the initial registration statement (the “Required Filing Date”). The Company agreed to use reasonable best efforts to cause such registration statement to become effective within one hundred and twenty (120) days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred fifty (150) days after the Required Filing Date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the SEC. In addition, the Company agreed to use its reasonable best efforts to maintain the registration statement effective for a period of twenty-four (24) months at the Company’s expense.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1.	Organization and recapitalization (continued)

Restatement with respect to accounting for fees and costs related to reverse merger

The Company has revised its interim 2007 statement of operations to reflect all fees and costs related to the reverse merger as charges to operations. In the Company’s previously filed financial statements for the interim periods ended March 31, 2007 and June 30, 2007, the Company had previously recognized $419,197 as reverse merger expenses charged to operations. The revised interim 2007 statement of operations increased that amount by $317,000 to $736,197, primarily to include the amounts paid to acquire equity control of the public shell, which had been previously recorded as a reduction to additional paid-in capital. The effect of recording this adjustment was to reduce basic and fully diluted earnings per share by approximately $0.01 for the nine months ended September 30, 2007. This adjustment had no effect on basic or diluted earnings per share for the three months ended September 30, 3007. The Company is currently in the process of preparing revised Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007 to reflect this adjustment.

2.    Description of business

The Company and its subsidiaries are engaged in sales to distributors of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding
Times Manufacturing & E-Commerce Corporation Ltd (“TMEHK”)	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding
Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components
Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components
Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components
Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components
TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding
Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive
Megamooch Online Ltd	British Virgin Islands September 6, 2003	US$2 Ordinary	Trading of watches and watch components

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.    Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for a comprehensive set of consolidated financial statements.

In the opinion of the management of the Company, the accompanying financial statements include all adjustments, including those of a normal recurring nature, necessary for a fair presentation of the results of operations for the three-month and nine months ended September 30, 2007 and 2006. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements of Times Manufacture & E-Commerce Corporation Ltd and the notes thereto for the year ended December 31, 2006.

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

Restricted cash

Deposits in banks for securities of bank borrowings that are restricted in use are classified as restricted cash.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.        Summary of significant accounting policies (continued)

Accounts receivable

Accounts receivable are stated at their original amount less an allowance for doubtful accounts, based on a review of outstanding amounts at the period end. An allowance for doubtful accounts is also recorded when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of the receivables. Uncollectible amounts are written off when identified. The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables are fully collectible. The Company does not accrue interest on trade accounts receivable.

During the reporting period, the Company had no uncollectible accounts receivable and, accordingly, did not record any allowance for doubtful accounts.

Rebate receivable

Rebate receivables are recognized as a reduction of cost of sales at fair value, less a provision for impairment. A provision for impairment of rebate receivables is established when there is objective evidence that the Company will not be able to collect all amounts due according to the original terms of such receivables. The amount of the provision is recognized in the statement of operations. No provision was required during the periods presented herein.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s inventory reserve requirements generally increase as the management’s projected demand requirements; decrease due to market conditions and product life cycle changes. During the reporting period, the Company estimated that no allowance for slow-moving or defective inventories was required.

Leasehold land

Leasehold lands, representing upfront payments or land use rights, are recorded at their acquisition cost and amortized using the straight-line method over the lease terms.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.    Summary of significant accounting policies (continued)

Intangible assets

Intangible assets with limited useful lives are stated at cost less accumulated amortization and accumulated impairment losses.

Amortization of intangible assets is provided using the straight-line method over their estimated useful lives at the following annual rates:

Trademarks	20%
Websites	20%

Held-to-maturity investments

The Company’s policies with respect to investments in debt and equity securities are as follows:

Non-derivative financial assets with fixed or determinable payments and fixed maturities that the Company has the positive ability and intention to hold to maturity are classified as held-to-maturity securities. Held-to-maturity securities are initially recognized in the balance sheet at cost to purchase including transaction costs. Subsequently, they are stated in the balance sheet at amortized cost using the effective interest method less any identified impairment losses.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:

Buildings	over the unexpired lease term
Furniture and fixtures	20 - 25%
Office equipment	25 - 33%
Machinery and equipment	25 - 33%
Moulds	33%
Motor vehicles	25 - 33%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to the statement of operations.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.    Summary of significant accounting policies (continued)

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.

No impairment of long-lived assets was recognized for any of the periods presented.

Revenue recognition

Revenue is recognized according to the terms of the sale arrangement, which is customarily when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the Company is responsible for fulfillment, including the acceptability of the products ordered by the customer. Management believes that adequate controls are in place to ensure compliance with sale arrangements, a substantial history of such performance has been established, and historical returns and allowances have not been significant. The Company revenue recognition policy is with respect to the following two product categories: watch movements and completed watches. The Company’s sales arrangements do not have multiple-deliverable arrangements as described in EITF 00-21.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as Net Income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.    Summary of significant accounting policies (continued)

Earnings per share (continued)

The Convertible Preferred stock is included on an “as converted “basis when these shares are dilutive.

The following table is a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share - basic
Net income	$3,337,842	23,156,629	$0.14	$1,894,865	19,454,420	$0.10
Effect of dilutive securities
Convertible preferred stock	-	2,250,348		-	-
Earnings per share - diluted
Net income	$3,337,842	25,406,977	$0.13	$1,894,865	19,454,420	$0.10

	Nine Months Ended September 30,
	2007			2006
		Weighted			Weighted
		Average			Average
	Income	Shares	Per-Share	Income	Shares	Per-Share

Earnings per share - basic
Net income	$5,862,870	22,844,721	$0.26	$3,846,459	19,454,420	$0.20
Effect of dilutive securities
Convertible preferred stock	-	2,029,541		-	-
Earnings per share - diluted
Net income	$5,862,870	24,874,262	$0.24	$3,846,459	19,454,420	$0.20

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.     Summary of significant accounting policies (continued)

Recent adopted accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, if any, adoption of FIN 48 did not have an effect on our results of operations or financial condition. We did not have any material unrecognized tax benefits as of January 1, 2007 the implementation of FIN 48 had no impact on the Company.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although the Company will continue to evaluate the provisions of SFAS No.157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. The Company has not chosen to early adopt this statement. Although the Company will continue to evaluate the provisions of SFAS No.159, management

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.     Summary of significant accounting policies (continued)

Recent accounting pronouncements

currently does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

4.    Other income

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Operating income
License fee of intangible assets	32,668	41,724	97,955	125,504
Rental income	15,757	-	47,248	-

	48,425	41,724	145,203	125,504

Non-operating income
Bank interest income	35,114	47,246	112,020	141,250
Net exchange gains	600	276	2,075	574
Other interest income	-	7,820	-	23,787
Sundry	3,841	-	3,841	27

	39,555	55,342	117,936	165,638

	87,980	97,066	263,139	291,142

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

5.     Interest expense

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on bank trust receipts	291,499	252,359	759,539	709,661
Interest on short-term bank loans	10,844	2,384	27,608	10,758
Interest on bank overdrafts	11,859	11,129	33,050	43,307
Interest on other loans	2,314	-	10,738	-

	316,516	265,872	830,935	763,726

6.     Income taxes

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Hong Kong profits tax
Current period	752,221	410,284	1,512,523	829,593

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 17.5% on the estimated assessable profits during the periods. The difference in the periods between the actual effective tax rate and the Hong Kong Statutory rate results from minor non-deductable items in the periods ending in 2006 and the three months ended September 30,2007 which result in less than a 1% increase to the Company’s effective tax rate. During the nine months ended September 30, 2007, the tax rate was approximately 21% due to the effect on the tax rate of non tax deductable fees and costs related to the reverse merger that were charged to operations during the period.

Deferred tax (assets) liabilities as of September 30, 2007 and December 31, 2006 are composed of the following:
	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax
depreciation on plant and equipment	17,644	17,669

Deferred tax liabilities, net	17,644	17,669

Recognized in the balance sheet:
Net deferred tax assets	(19,536)	(14,042)
Net deferred tax liabilities	37,180	31,711

	17,644	17,669

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

7.    Comprehensive income

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net income	3,337,842	1,894,865	5,862,870	3,846,459
Foreign currency translation adjustment	62,784	(13,703)	14,642	(23,976)

Total comprehensive income	3,400,626	1,881,162	5,877,512	3,822,483

8.     Prepaid expenses and other receivables

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Rebate receivable	2,379,725	-
Interest receivable	-	20,218
Rental receivable	-	46,314
Other receivable	300,617	-
Purchase deposits paid	3,573,480	1,530,372
Sales proceeds of intangible assets receivable	-	301,042
Other deposits and prepayments	143,746	203,187

	6,397,568	2,101,133

9.     Inventories

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Completed watches, at cost	-	1,745,648
Watch movements, at cost	6,520,527	4,874,713

	6,520,527	6,620,361

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

10.          Plant and equipment

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Buildings	242,007	242,350
Furniture and fixtures	489,780	492,866
Office equipment	58,816	145,911
Machinery and equipment	407,944	321,626
Moulds	384,121	384,665
Motor vehicles	70,455	45,928

	1,653,123	1,633,346

Accumulated depreciation
Buildings	12,856	8,441
Furniture and fixtures	308,224	237,508
Office equipment	39,951	100,612
Machinery and equipment	224,203	93,475
Moulds	316,232	276,936
Motor vehicles	32,184	26,116

	933,650	743,088

Net
Buildings	229,151	233,909
Furniture and fixtures	181,556	255,358
Office equipment	18,865	45,299
Machinery and equipment	183,741	228,151
Moulds	67,889	107,729
Motor vehicles	38,271	19,812

	719,473	890,258

Depreciation expense included in administrative and other operating expenses for the three months and nine months ended September 30, 2007 and September 30, 2006 was $64,635, $193,499, $83,730, and $243,096, respectively.

As at September 30, 2007 and December 31, 2006, the carrying amount of buildings pledged as security for the Company’s banking facilities amounted to $229,151 and $233,909, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

11.          Leasehold lands

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Cost	948,172	949,514

Accumulated amortization	(48,535)	(31,234

Net	899,637	918,280

Analyzed for reporting purposes as:
Current asset	17,193	22,958
Non-current asset	882,444	895,322

	899,637	918,280

Amortization expense included in administrative and other operating expenses for the three months and nine months ended September 30, 2007 and September 30, 2006 are $5,765, $17,287, $8,187, and $17,481, respectively.

As at September 30, 2007 and December 31, 2006, the carrying amount of leasehold lands pledged as security for the Company’s banking facilities amounted to $899,637 and $918,280, respectively.

12.          Held-to-maturity investments

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	300,771	301,196

The carrying amount of the held-to-maturity investments approximate its fair value at September 30, 2007.

As at September 30, 2007 and December 31, 2006, the carrying amount of held-to-maturity investments pledged as security for the Company’s banking facilities amounted to $300,771 and $301,196, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

13.           Intangible assets

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Trademarks	420,863	200,695
Websites	200,411	421,459

	621,274	622,154
Accumulated amortization
Trademarks	234,814	112,389
Websites	142,292	171,929

	377,106	284,318
Net
Trademarks	186,048	88,306
Websites	58,119	249,530

	244,168	337,836

Amortization expense included in administrative and other operating expenses for the three months and nine months ended September 30, 2007 and September 30, 2006 are $30,977, $92,884, $38,552, and $115,965, respectively.

14.          Other payables and accrued liabilities

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Accrued expenses	42,498	181,352
Sales deposits received	8,993	9,006

	51,491	190,358

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

15.          Advance from a related party

Advance from a related party for working capital is as follows:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Advance from a director	12,268	-

The advance is interest-free, unsecured and has no fixed repayment terms.

16.          Bank borrowings
	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Secured:
Bank overdrafts repayable on demand	591,908	551,714
Repayable within one year
Short-term bank loans	283,956	1,469,866
Other bank borrowings	14,320,594	11,183,587

	15,196,458	13,205,167

As of September 30, 2007, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,128,788 (notes 10 and 11);

(b)	charge over bank deposits of $5,808,641;

(c)	charge over held-to-maturity investments of $300,711 (note 12);

(d)	personal guarantee executed by a director of the Company; and

(e)	other financial covenant :-

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $3,854,060. The Company’s subsidiary was in compliance with this requirement at September 30, 2007.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

17. Common stock and convertible preferred stock

A reconciliation of certain of the equity accounts of SRKP 9, Inc. and Times Manufacture as a result of the reverse merger is as follows:

		Series A Convertible Preferred Stock		Common Stock		Additional
		($0.0001 Par Value)		($0.0001 Par Value)		Paid-In
		Shares	Amount	Shares	Amount	Capital	Total

Balances, December 31, 2006		0	$0	19,454,420	$1,946	$654,298	$656,244
Jan 23, 2007	Shares issued to SRKP 9 founders at inception:
Originally issued on Jan 23, 2007
Deemed issued on Jan 23, 2007 for reverse merger purposes				2,700,000	270	(270)	0
Issued in connection with 1.371188519 - for -1 retroactive
stock split				1,002,209	100	(100)	0
Jan 23, 2007	Adjustment to SRKP 9 accounts to reflect reverse merger					(7,999)	(7,999)
Jan 23, 2007	Gross proceeds from shares sold in offering – initial closing	1,749,028	175			2,256,071	2,256,246
Jan 23, 2007	Offering costs – initial closing (9% of gross)					(203,062)	(203,062)
Feb 9, 2007	Gross proceeds from shares sold in offering – final closing	501,320	50			646,651	646,701
Feb 9, 2007	Offering costs – initial closing (9% of gross)					(58,203)	(58,203)

Balances, September 30, 2007		2,250,348	$225	23,156,629	$2,316	$3,287,386	$3,289,927

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

17.          Common stock and convertible preferred stock (continued)

The Company conducted a private placement (“Private Placement”) pursuant to subscription agreements (the “Subscription Agreement”) entered into by the Company and certain investors. Pursuant to the Private Placement, the Company sold an aggregate of 2,250,348 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) at $1.29 per share for an aggregate gross proceeds of $2,902,947.

At the initial closing of the Private Placement on January 23, 2007, the Company sold an aggregate of 1,749,028 shares of Series A Preferred Stock. At the second and final closing of the Private Placement on February 9, 2007, the Company sold an aggregate of 501,320 shares of Series A Preferred Stock.

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

The Company agreed to file a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the Subscription Agreement with each investor.

The Company agreed to a penalty provision with respect to its obligation to register the Series A Convertible Preferred Stock. If the Company fails to register the Series A Convertible Preferred Stock due to failure on the part of the Company, the Company will pay to the holders of Series A Convertible Preferred Stock a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. There is no maximum potential consideration to be transferred. The Company is required to file the registration statement no later than thirty days after the consummation of the Private Placement and agreed to use reasonable best efforts to cause such Registration Statement to become effective within one hundred and fifty (150) days after the closing of the Private Placement, or one hundred eighty (180) days if the Registration Statement is subject to a full review by the SEC. The Company is also required to use its reasonable best effort to maintain the Registration Statement effective for a period of twenty-four (24) months at the Company’s expense.

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

In connection with the Private Placement, Kwong Kai Shun, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement with the investors in the Private Placement pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his company common stock in escrow for possible distribution to the investors (the “Escrow Shares”). Pursuant to the agreement, if the Company’s annual net income for 2006 or 2007 as set forth in its filings with the SEC is less than $6.3 million or $7.7 million, respectively, a portion if not all of the Escrow Shares will be transferred to the investors based upon the Company’s actual net income, if any, for such fiscal years. In addition, Mr. Kwong has agreed to purchase all shares of Series A Preferred Stock then held by such investors at a per-share purchase price of $1.29 if the Company’s common stock fails to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before June 30, 2007, a date that was subsequently extended. The number of shares Mr. Kwong will distribute to shareholders will be determined by the number of common stock that have not been sold by the investors multiplied by the shortfall in a valuation agreed upon by the parties. The agreed upon shortfall in valuation is calculated using the $1.29 purchase price per share of the common stock, the actual amount of net income for either 2006 or 2007 and a price earning ratio set at 5 for 2006 and 4 for 2007. In no circumstances will the shares distributed by Mr. Kwong exceed 2,326,000. Each shareholder will receive a pro rata amount of shares based on the number of the shares that they hold at the time of distribution. In the event that Mr. Kwong transfers shares to investors, it is anticipated that the transfer will be effected under an exemption from registration pursuant to the Securities Act of 1933, as amended.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

17.          Common stock and convertible preferred stock (continued)

If the Company pays a stock dividend on the shares of common stock, subdivide outstanding shares of common stock into a larger number of shares, combine, through a reverse stock split, outstanding shares of the common stock into a smaller number of shares or issues, in the event of a reclassification of shares of the common stock, any shares of capital stock, then the conversion price of the Series A Preferred Stock will be adjusted as follows: the conversion price will be multiplied by a fraction, of which (i) the numerator will be the number of shares of common stock outstanding immediately before one of the events described above and (ii) the denominator will be the number of shares of common stock outstanding immediately after such event.

Holder of the Series A Convertible Preferred Stock have the right to one vote per share of common stock issuable upon conversion of the shares underlying any shares of Preferred Stock outstanding as of the record date for purposes of determining which holders have the right to vote with respect to any matters brought to a vote before the Company’s holders of common stock.

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Convertible Preferred Stock are entitled to receive in preference to the holders of common stock an amount per share of $1.29 plus any accrued but unpaid dividends. If the Company’s assets are insufficient to pay the above amounts in full, then all of the Company’s assets will be ratably distributed among the holders of the Series A Convertible Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

18.          Pension plans

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan.

The assets of the schemes are controlled by trustees and held separately from those of the Company. Total pension cost was $20,074, $32,597, $13,627 and $22,619 for the three months and nine months ended September 30, 2007 and 2006, respectively.

19.          Commitments and contingencies

Operating leases commitments

The Company leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2007 are as follows :-

Period ending September 30,	$

2008	79,636
2009	12,759

92,395

Rental expenses for the three months and nine months ended September 30, 2007 and 2006 were $16,142, $66,444, $7,225 and $57,527, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

20.          Segment Information

For management purposes, the Company is currently organized into two principal activities - sale of watch movements (components) and sale of completed watches. These principal activities are the basis on which the Company reports its primary segment information.

Three months ended	Watch	Completed
September 30, 2007	Movements	Watches	Total
	$	$	$
Sales	18,366,450	4,606,195	22,972,645
Cost of sales	(15,636,299)	(2,462,887)	(18,099,186)

Segment result	2,730,151	2,143,308	4,873,459

Three months ended	Watch	Completed
September 30, 2006	Movements	Watches	Total
	$	$	$
Sales	17,340,582	2,306,627	19,647,209
Cost of sales	(15,491,510)	(1,238,542)	(16,730,052)

Segment result	1,849,072	1,068,085	2,917,157

Nine months ended	Watch	Completed
September 30, 2007	Movements	Watches	Total
	$	$	$
Sales	56,600,993	8,359,231	64,960,224
Cost of sales	(50,171,327)	(4,472,729)	(54,644,056)

Segment result	6,429,666	3,886,502	10,316,168

Nine months ended	Watch	Completed
September 30, 2006	Movements	Watches	Total
	$	$	$
Sales	55,217,795	7,656,600	62,874,395
Cost of sales	(52,489,144)	(4,021,802)	(56,510,946)

Segment result	2,728,651	3,634,798	6,363,449

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

20.          Segment Information (continued)

The Company’s operations are conducted primarily in Hong Kong and China and the Company’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Company’s corresponding consolidated totals for the three months and nine months ended September 30, 2007 and 2006. Consequently, no segment information by geographical areas is presented.

21.          Subsequent Events

On November 13, 2007, the Company closed a financing transaction under Regulation S with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) US $8,000,000 Variable Rate Convertible Bonds due 2012 (the “Bonds”) and (ii) warrants to purchase 600,000 shares of common stock of the Company expiring 2010 (the “Warrants”). The financing transaction was completed in accordance with a subscription agreement entered into by the Company and the Subscriber dated October 31, 2007.

US $8,000,000 Variable Rate Convertible Bonds

The Bonds were issued further to a trust deed between the Company and The Bank of New York, London Branch, dated November 13, 2007 (the “Trust Deed”) and are represented by the global certificate in the form as set forth in the Trust Deed. The Bonds are subject to a paying and conversion agency agreement between the Company, The Bank of New York, and The Bank of New York, London Branch.  The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Terms and Conditions of the Bonds (the “Terms”) contained in the Trust Deed, set forth, among other things, the following terms:

•	The Bonds bear cash interest from November 13, 2007 at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

•
Each Bond is convertible at the option of the holder at any time on and after 365 days after the date the Company’s shares of common stock commence trading on the American Stock Exchange or any alternative stock exchange (the “Listing Date”) into shares of common stock of the Company at an initial per share conversion price (“Conversion Price”) equal to the price per share at which shares are sold in the Company’s proposed initial public offering on the American Stock Exchange (“AMEX”) with minimum gross proceeds of US$2,000,000. If no initial public offering has occurred prior to conversion, the Conversion Price will be US$2.00, subject to adjustment according to the Terms of the Bonds. No Bonds may be converted after the close of business on November 13, 2012, or if such Bond is called for redemption before the maturity date, then up to the close of business on a date no later than seven business days prior to the date fixed for redemption thereof.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Subsequent Events (continued)

•
The number of shares of the Company’s common stock to be issued on conversion of the Bonds will be determined by dividing the principal amount of each Bond to be converted by the Conversion Price in effect at the conversion date. The Conversion Price is subject to adjustment in certain events, including the Company’s issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable Conversion Price of the Bonds. If for the period of 20 consecutive trading days immediately prior to November 13, 2009 or September 29, 2012, the Conversion Price for the Bonds is higher than the average closing price for the shares, then the Conversion Price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the Conversion Price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

•
If on or before November 13, 2008, (i) the Company common stock is not listed on AMEX or the New York Stock Exchange or NASDAQ or (ii) the Bonds, Warrants, and shares underlying the Bonds and Warrants are not registered with the Securities and Exchange Commission (the “SEC”), the holder of the Bonds can require the Company to redeem the Bonds at 106.09% of their principal amount. Also, at any time after November 13, 2010, the holders of the Bonds can require the Company to redeem the Bonds at 126.51% of their principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012.

Warrants to Purchase 600,000 Shares of Common Stock

The Warrants, which are evidenced by a warrant instrument entered into by and between the Company and the Subscriber, dated November 13, 2007 (the “Warrant Instrument”), are subject to the terms of a warrant agency agreement by and among the Company, The Bank of New York and The Bank of New York, London Branch, dated November 13, 2007 (the “Warrant Agency Agreement”).

Pursuant to the terms and conditions of the Warrant Instrument and Warrant Agency Agreement, the Warrants are exercisable at $0.0001 per share and terminate on November 13, 2010. The Company has agreed to list the shares underlying the Warrants on AMEX, or any alternative stock exchange by November 13, 2008. In addition, the Company has agreed to register the shares of common stock underlying the Warrants with the SEC on or prior to November 13, 2008 and will keep the registration effective until 30 days after the Warrants terminate.

Registration Rights

On November 13, 2007, the Company and the Subscriber also entered into a registration rights agreement pursuant to which the Company agreed to register the Bonds and Warrants, and the shares of common stock underlying the Bonds and Warrants (the “Registrable Securities”). The Company agreed to prepare and file with the SEC, no later than 90 days after the Listing Date, a Registration Statement on Form S-1 (the “Registration Statement”) to register the Registrable Securities and, as promptly as possible, and in any event no later than 365 days after the Listing Date, cause that Registration Statement, as amended, to become effective. In addition, the Company agreed to list all Registrable Securities covered by the Registration Statement on each securities exchange on which similar securities issued by the Company are then listed. The registration rights agreement does not provide for liquidated or specified damages in the event the Company does not timely register the Registrable Securities.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Subsequent Events (continued)

Accounting for Bonds and Warrants

At November 13, 2007, the date of issuance, the Company determined the fair value of the Bonds to be $4,214,240 net of discounts for the Warrants and conversion feature values. The Warrants and the beneficial conversion feature were valued at$1,892,880 and $1,652,880, respectively, which were determined for the Warrants using under the Black-Scholes valuation method using the relative fair value method and for the beneficial conversion feature using a price of $3.50 per share based on the mid-point of the expected public offering price . The value of the Warrants and beneficial conversion feature are subject to adjustment based on the actual public offering price when the Company completes its offering. These amounts will be included in additional paid in capital respectively in accordance with guidance of APB 14 and EITF No. 98-5. Accordingly, the Bond discount will be recorded as interest expense, using the interest method over the 5 years term of the debt.

As indicated above, the Company will redeem each bond at 150.87% of its principal amount on November 13, 2012 (the maturity date). Based on this commitment, the Company has determined the total redemption premium to be $4,069,680, which is an addition to the original face value of the Bonds of $8,000,000. This redemption premium will be amortized to interest expense over the term of the Bonds by the interest method.

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 90% of our revenue for the year ended December 31, 2006 and for the nine months ended September 30, 2007. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. To enhance our ability to distribute watch movements we provide a variety of value-added services, including automated inventory management services; integration, design and development, management, and extended and post-sale support services.

Recent Events

On November 13, 2007, we closed a financing transaction under Regulation S with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) US $8,000,000 Variable Rate Convertible Bonds due 2012 (the “Bonds”) and (ii) warrants to purchase 600,000 shares of our common stock expiring 2010 (the “Warrants”). The financing transaction was completed in accordance with a subscription agreement entered into by us and the Subscriber dated October 31, 2007.

US $8,000,000 Variable Rate Convertible Bonds

The Bonds were issued further to a trust deed between us and The Bank of New York, London Branch, dated November 13, 2007 (the “Trust Deed”) and are represented by the global certificate in the form as set forth in the Trust Deed. The Bonds are subject to a paying and conversion agency agreement between us, The Bank of New York, and The Bank of New York, London Branch. The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Terms and Conditions of the Bonds (the “Terms”) contained in the Trust Deed, set forth, among other things, the following terms:

•	Interest. The Bonds bear cash interest from November 13, 2007 at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

•
Conversion. Each Bond is convertible at the option of the holder at any time on and after 365 days after the date our shares of common stock commence trading on the American Stock Exchange or any alternative stock exchange (the “Listing Date”) into shares of common our stock at an initial per share conversion price (“Conversion Price”) equal to the price per share at which shares are sold in our proposed initial public offering on the American Stock Exchange (“AMEX”) with minimum gross proceeds of US$2,000,000. If no initial public offering has occurred prior to conversion, the Conversion Price will be US$2.00, subject to adjustment according to the Terms of the Bonds. No Bonds may be converted after the close of business on November 13, 2012, or if such Bond is called for redemption before the maturity date, then up to the close of business on a date no later than seven business days prior to the date fixed for redemption thereof.

•
Conversion Price Adjustments. The number of shares of our common stock to be issued on conversion of the Bonds will be determined by dividing the principal amount of each Bond to be converted by the Conversion Price in effect at the conversion date. The Conversion Price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable Conversion Price of the Bonds. If for the period of 20 consecutive trading days immediately prior to November 13, 2009 or September 29, 2012, the Conversion Price for the Bonds is higher than the average closing price for our shares, then the Conversion Price will be reset to such average closing price; provided that, the Conversion Price will not be reset lower than 70% of the then existing Conversion Price. In addition, the Trust Deed provides that the Conversion Price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

•
Mandatory Redemptions. If on or before November 13, 2008, (i) our common stock is not listed on AMEX or the New York Stock Exchange or NASDAQ or (ii) the Bonds, Warrants, and shares underlying the Bonds and Warrants are not registered with the Securities and Exchange Commission (the “SEC”), the holder of the Bonds can require us to redeem the Bonds at 106.09% of their principal amount. Also, at any time after November 13, 2010, the holders of the Bonds can require us to redeem the Bonds at 126.51% of their principal amount. We are required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012.

Warrants to Purchase 600,000 Shares of Common Stock

The Warrants, which are evidenced by a warrant instrument entered into by and between us and the Subscriber, dated November 13, 2007 (the “Warrant Instrument”), are subject to the terms of a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch, dated November 13, 2007 (the “Warrant Agency Agreement”).

Pursuant to the terms and conditions of the Warrant Instrument and Warrant Agency Agreement, the Warrants are exercisable at $0.0001 per share and terminate on November 13, 2010. We have agreed to list the shares underlying the Warrants on AMEX, or any alternative stock exchange by November 13, 2008. In addition, we have agreed to register the shares of common stock underlying the Warrants with the SEC on or prior to November 13, 2008 and will keep the registration effective until 30 days after the Warrants terminate.

Registration Rights

On November 13, 2007, we and the Subscriber also entered into a registration rights agreement pursuant to which we agreed to register the Bonds and Warrants, and the shares of common stock underlying the Bonds and Warrants (the “Registrable Securities”). We agreed to prepare and file with the SEC, no later than 90 days after the Listing Date, a Registration Statement on Form S-1 (the “Registration Statement”) to register the Registrable Securities and, as promptly as possible, and in any event no later than 365 days after the Listing Date, cause that Registration Statement, as amended, to become effective. In addition, we agreed to list all Registrable Securities covered by the Registration Statement on each securities exchange on which similar securities issued by us are then listed. The registration rights agreement does not provide for liquidated or specified damages in the event we do not timely register the Registrable Securities.

Accounting for the Bond and Warrant Transaction

The terms of Bonds include conversion features allowing the holders to convert the Bonds into shares of our common stock. Certain of those conversion features that allow for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes. In addition, we may be required to repurchase the Bonds at the request of the holders if certain events occur or do not occur, as set forth in the Bond trust deed. Upon the occurrence of any of the events that trigger a mandatory redemption, as described above, and we are requested by the holders to repurchase all or a portion of the Bonds, we will be required to pay cash to redeem all or a portion of the Bonds.

The accounting treatment related to the beneficial conversion and mandatory redemption features of the Bonds and the value of the Bond Warrants will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles required us to allocate $1,652,880 to the beneficial conversion feature of the Bonds and $1,892,880 to the Bonds Warrants, which have been reflected in our financial statements as an interest discount. Also, we have determined that the total redemption premium associated with the mandatory redemption feature of the Bonds is $4,069,680. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the Bonds and the value of the Bond Warrants are being amortized as additional interest expense over the term of the Bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the Bonds, and, as a result, reduce our net income accordingly.

In addition, if we are required to redeem all or any portion of the Bonds, this may have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate. If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price.

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

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the nine months ended September 30, 2007 was $56.6 million, with a gross profit $6.4 million, a 2.5% and 135.3% increase, respectively, as compared to $55.2 million in revenue and $2.7 million in gross profit for the nine months ended September 30, 2006. The gross profit margin increased to 11.4% for the nine months ended September 30, 2007 from 4.9% for the same period in 2006, primarily due to more diversified products being promoted to customers and higher selling prices as a result of extended credit terms to our customers. We provide a wide product spectrum of products carrying major brands as well as middle-low end China movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 300 watch manufacturers. In addition, we have extended our credit period from an average to 30 days to 60 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $8.4 million for the nine months ended September 30, 2007, a 9.2% increase compared to the same period in 2006 in which revenue was $7.7 million. This segment contributed approximately 12.9% of our revenue for the nine months ended September 30, 2007, as compared to 12.2% of revenue for the period ended September 30, 2006. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

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

Revenue recognition

Revenue is recognized according to the terms of the sale arrangement, which is customarily when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since we are responsible for fulfillment, including the acceptability of the products ordered by the customer. Management believes that adequate controls are in place to ensure compliance with sale arrangements, a substantial history of such performance has been established, and historical returns and allowances have not been significant. Our revenue recognition policy is with respect to the following two product categories:  watch movements and completed watches. Our sales arrangements do not have multiple-deliverable arrangements as described in EITF 00-21.

Deferred income tax

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  We are currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although we will continue to evaluate the provisions of SFAS No.157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. We have not chosen to early adopt this statement. Although we will continue to evaluate the provisions of SFAS No.159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.8%	85.1%	84.1%	89.9%
Gross profit	21.2%	14.9%	15.9%	10.1%
Other income	0.2%	0.2%	0.2%	0.2%
Depreciation	0.3%	0.4%	0.3%	0.4%
Administrative and other operation expenses	2.1%	1.8%	2.2%	1.6%
Income from operations	19.0%	12.9%	13.6%	8.3%
Fees and costs related to reverse merger	-	-	1.1%	-
Other income	0.2%	0.3%	0.2%	0.3%
Interest expense	1.4%	1.4%	1.3%	1.2%
Income before taxes	17.8%	11.8%	11.4%	7.4%
Income taxation	3.3%	2.1%	2.3%	1.3%
Net income	14.5%	9.7%	9.1%	6.1%

Comparison of the three months ended September 30, 2007 with the three months ended September 30, 2006

Net sales for the three months ended September 30, 2007 was $23.0 million as compared to $19.7 million for the comparable period in 2006, an increase of $3.3 million, or 16.9%. This increase was primarily due to an increase in the sales of both completed watches and watch movements. Net sales of movements was $18.4 million for the three months ended September 30, 2007, accounting for approximately 79.9% of our total sales for the period, an increase of 5.9% as compared to $17.3 million for the comparable period in 2006. The increase was primarily attributable to an increase in volume of movements, which increased from 24.4 million pieces to 26.1 million pieces in the comparable three month period in 2006 and 2007, respectively. The increase in the volume of movements was primarily due to the increase in sale of high-end items. Sales of completed watches for the three months ended September 30, 2007, was $4.6 million as compared to $2.3 million for the comparable period in 2006, an increase of 99.7%. The increase was due to an increase in sales volume from 0.26 million pieces to 0.54 million pieces in the comparable periods in 2007 and 2006, respectively. The increase in volume of completed watches was primarily due to our new product launch from during the third quarter.

Cost of sales for the three months ended September 30, 2007 was $18.1 million, or 78.8% of net sales, as compared to $16.7 million, or 85.1% of net sales, for the same period in 2006. The decrease in cost of sales as a percentage of net sales was largely attributable to the improved economies of scale and an increase in rebate receivables of $1.0 million for the three months ended September 30, 2007. The increase in rebate receivables was primarily due to the increase of sales in the third quarter of 2007.

Gross profit for the three months ended September 30, 2007 was $4.9 million, or 21.2% of net sales, compared to $2.9 million, or 14.9% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributable to the increase in sales of higher-margin products as a result of diversification of products, a decrease in costs due to rebate receivables in the three months ended September 30, 2007, and improved economies of scale. Gross profit margins are usually a factor of product mix and demand for product. The gross profit margin of watch movements increased from 10.7% for the three months ended September 30, 2006 as compared to 14.9% of net sales for same period in 2007. The gross profit margin for completed watches for the three months ended September 30, 2007, which was 46.5% of net sales, as compared to 46.3% of net sales for the comparable period in 2006, as the product mix had no significant change.

Administrative and other operating expenses were $490,225, or 2.1% of net sales, for the three months ended September 30, 2007, as compared to $359,472, or 1.8% of net sales, for the comparable period in 2006. The increase in amount and as a percentage of net sales was primarily due to increased professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income from operations was $48,425, or 0.2% of net sales for the three months ended September 30, 2007, as compared to $41,724, or 0.2% of net sales for the three months ended September 30, 2006. The slight increase was primarily due to an increase in rental income, which was $15,757 for the three months ended September 30, 2007, partially offset by a decrease in income received from the license fees of intangible assets, which was $32,668 for the three months ended September 30, 2007, as compared to $41,724 for the same period in 2006.

Other income from non-operating activities was $39,555, or 0.2% of net sales, for the three months ended September 30, 2007, as compared to $55,342, or 0.3% of net sales, for the three months ended September 30, 2006. The decrease was primarily due to a decrease in bank interest income, which was $35,114 for the three months ended September 30, 2007, as compared to $47,246 for the same period in 2006 and a lack of other interest income in the comparable period in 2007.

Interest expense for the three months ended September 30, 2007 was $316,516, or 1.4% of net sales, as compared to $265,872, or 1.4% of net sales, in 2006 which was consistent in the comparable period.

Income taxes for the three months ended September 30, 2007 were $752,221, or 3.3% of net sales, as compared to $410,284 for the three months ended September 30, 2006, or 2.1% of net sales. The increase in income taxes is primarily due to an increase in the operating margin to 17.8% for the three months ended September 30, 2007 compared to an operating margin of 11.8% for the three months ended September 30, 2006.

Net income for the three months ended September 30, 2007 was $3.3 million, or 14.5% of net sales, as compared to $1.9 million, or 9.6% of the net sales for the comparable period in 2006.

Comparison of the nine months ended September 30, 2007 with the nine months ended September 30, 2006

Net sales for the nine months ended September 30, 2007 was $65.0 million as compared to $62.9 million for the comparable period in 2006, an increase of $2.1 million, or 3.3%. This increase was primarily due to an increase in sales of completed watches. Net sales of movements was $56.6 million for the nine months ended September 30, 2007, accounting for approximately 87.1% of our total sales for the period, an increase of 2.5% as compared to $55.2 million for the comparable period in 2006. The slight increase was primarily attributable to an increase in selling price, partially offset by a decrease in sales volume in the third quarter of 2007. The sales volume of movements decreased from 77.3 million pieces to 72.7 million pieces in the comparable nine month periods in 2006 and 2007, respectively. The decrease in the sales volume of movements is primarily due to the decrease in low-end items. Sales of completed watches for the nine months ended September 30, 2007, was $8.4 million as compared to $7.7 million for the comparable period in 2006, an increase of 9.2%. The increase was due to the increase in sales volume from 0.96 million pieces to 0.83 million pieces in the comparable periods in 2007 and 2006, respectively.

Cost of sales for the nine months ended September 30, 2007 was $54.6 million, or 84.1% of net sales, as compared to $56.5 million, or 89.9% of net sales, for the same period in 2006. The slight decrease in cost of sales as a percentage of net sales was largely attributable to the improved economies of scale.

Gross profit for the nine months ended September 30, 2007 was $10.3 million, or 15.9% of net sales, compared to $6.4 million, or 10.12% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributable to the increase in sales of higher-margin products as a result of diversification of products, a decrease in costs due to rebate receivables in the nine months ended September 30, 2007, and improved economies of scale. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales had increased from 4.9% for the nine months ended September 30, 2006 as compared to 11.4% of net sales for same period in 2007. The increase in gross profit margin was primarily due to an increase in sales of higher-margin items. There was a slight decrease of gross profit for completed watches for the nine months ended September 30, 2007, which was 46.5% of net sales as compared to 47.5% of net sales for the comparable period in 2006 as the product mix had no significant change.

Administrative and other operating expenses were $1.4 million, or 2.2% of net sales, for the nine months ended September 30, 2007, as compared to $971,717, or 1.6% of net sales, for the comparable period in 2006. The increase in amount and as a percentage of net sales was due to the increase in professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Fees and costs related to the reverse merger for the nine months ended September 30, 2007 were $736,197, which included the shell cost $317,000 paid to the shareholders of SRKP 9, Inc., the shell company. There were no such expenses in the same period in 2006.

Other income from operations was $145,203, or 0.2% of net sales for the nine months ended September 30, 2007, as compared to $125,504, or 0.2% of net sales for the same period in 2006. The increase was primarily due to an increase in rental income, which was $47,248 for the nine months ended September 30, 2007, partially offset by a decrease in income received from the license fees of intangible assets, which was $97,955 for the nine months ended September 30, 2007 comparable to $125,504 for the nine months ended September 30, 2006.

Other income from non-operating activities was $117,936, or 0.2% of net sales, for the nine months ended September 30, 2007, as compared to $165,638, or 0.3% of net sales, for the nine months ended September 30, 2006. The decrease was primarily due to a decrease in bank interest income, which was $112,020 for the nine months ended September 30, 2007, and $141,250 for the same period in 2006 and a lack of other interest income in the comparable period in 2007.

Interest expense for the nine months ended September 30, 2007 was $830,935, or 1.3% of net sales, as compared to $763,726, or 1.2% of net sales, in 2006 which was consistent in the comparable period.

Income taxes for the nine months ended September 30, 2007 were $1.5 million, or 2.3% of net sales, as compared to $829,593 for the nine months ended September 30, 2006, or 1.3% of net sales. The increase in income taxes is primarily due to an increase in the operating margin to 11.4% for the nine months ended September 30, 2007 compared to an operating margin of 7.4% for the nine months ended September 30, 2006.

Net income for the nine months ended September 30, 2007 was $5.9 million, or 9.1% of net sales, as compared to $3.8 million, or 6.1% of net sales for the comparable period in 2006.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of September 30, 2007 we had general banking facilities amounted to $15.2 million for overdraft, letter of credit, trust receipt, invoice financing and export loans granted by nine banks. The amount increased by $2.0 million compared to $13.2 million as at September 30, 2006. Interest on the facilities ranged from minus 2.0 to 0.75% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). These banking facilities were secured by the leasehold properties, time deposits and held-to maturity investments of the group and personal guarantees executed by our Chairman of the Board.

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

On November 12, 2007, we completed a financing transaction pursuant to which we issued $8,000,000 Variable Rate Convertible Bonds that will be due in 2012. The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber of the Bonds. The Bonds bear cash interest at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds. Each Bond is convertible at the option of the holder at any time on and after a date that is 365 days after the date that our shares of common stock commence trading on the AMEX at an initial conversion price equal to the price per share at which shares are sold in our proposed initial public offering on AMEX with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to November 13, 2009 or September 29, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events) except in certain instances. In connection with the issuance of the Bonds, we also issued to the Subscriber warrants to purchase 600,000 shares of our common stock. The warrants were subscribed at a price of $0.0001 per warrant, are exercisable at $0.0001 per share, and terminate on November 13, 2010.

For the nine months ended September 30, 2007, net cash used by operating activities was approximately $3.7 million, as compared to net cash provided by operating activities of $423,364 for the comparable period in 2006. The increase in net cash used by operating activities was primarily attributable to an increase in accounts receivable of $7.3 million, an increase in prepaid expenses and other receivables of $4.3 million, partially offset by the decrease in inventories of $90,180 and an increase in net income of $5.9 million. The increase in accounts receivable was due to extended aging. The increase in prepaid expenses and other receivables was attributable to an increase in rebate receivables of $2.4 million and the deposit for a potential acquisition of plant facilities, but no acquisition has been completed as of the date of this report. The decrease in inventories was due to the decrease in inventories of completed watches. The increase in net income is due to the improved profit margin of movements segment as a result of improved economies of scale and increased selling price.

Net cash used in investing activities was $29,937 for the nine months ended September 30, 2007, compared to $1.2 million in the comparable period in 2006. The decrease in net cash used was primarily due to the decrease in expenditures for acquiring plant and equipment and no significant investment was made during the nine months ended September 30, 2007.

Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2007 and $176,304 for the comparable period in 2006. The increase in net cash provided by financing activities for the nine months ended September 30, 2007 was primarily attributable to the issuance of equity securities in a private placement in the amount of $2.6 million and an increase in net advances under short term bank borrowings of $3.2 million, partially offset by a repayment of short term bank loans of $4.0 million, and a lack of dividend payment for the nine months ended September 30, 2007.

For the nine months ended September 30, 2007 and the same period in 2006, our average inventory turnover was approximately 33 days and 28 days, respectively. The average days outstanding of our accounts receivable for the nine months ended September 30, 2007 was 50 days, as compared to 28 days for the same period in 2006. The increase in the average days outstanding of our accounts receivable was due to the change in our credit policy. Since January 2007, we have extended our credit terms from 30 days to 60 day to customers who have a good credit history in order to improve our profit margin and competitiveness. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.

We recently completed a placement of convertible bonds that included a beneficial conversion feature and are mandatorily redeemable and 600,000 warrants exercisable at $0.0001 per share. The features of the bonds and the value of the warrants will have the effect of reducing our reported operating results during the term of the bonds.

In November 2007, we issued $8,000,000 Variable Rate Convertible Bonds due in 2012, or the Bonds. The terms of Bonds include conversion features allowing the holders to convert the Bonds into shares of our common stock. Certain of those conversion features that allow for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes. In addition, we may be required to repurchase the Bonds at the request of the holders if certain events occur or do not occur, as set forth in the Trust Deed. If our common stock ceases to be listed on AMEX or there is a change of control of the company as defined in the Trust Deed, each holder will have the right to require us to redeem all or part of that holder’s Bonds. If on or before November 13, 2008, the Bonds, Bond Warrants, and shares underlying the Bonds and Bond Warrants are not registered with the SEC, then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount of the Bonds. In addition, at any time after November 13, 2010, each holder can require us to redeem the Bonds at 126.51% of the principal amount of the Bonds and we are required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012. If a triggering event occurs and we are requested by the holders to repurchase all or a portion of the Bonds, we will be required to pay cash to redeem all or a portion of the Bonds. Finally, in connection with the issuance of the Bonds, we issued the holder of the Bonds the Bond Warrants exercisable at a per share exercise price of $0.0001.

The accounting treatment related to the beneficial conversion and mandatory redemption features of the Bonds and the value of the Bond Warrants will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles will require us to allocate $1,652,880, to the beneficial conversion feature of the Bonds and $1,892,880 to the Bonds Warrants, which will be reflected in our financial statements as an interest discount. In addition, we have determined that the total redemption premium associated with the mandatory redemption feature of the Bonds is $4,069,680. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the Bonds and the value of the Bond Warrants will be amortized as additional interest expense over the term of the Bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the Bonds, and, as a result, reduce our net income accordingly.

Mandatory redemption of the Bonds could have a material adverse effect on our liquidity and cash resources.

If we are required to redeem all or any portion of the Bonds, this may have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate. If we are required to repurchase all or a portion of the Bonds and do not have sufficient cash to make the repurchase, we may be required to obtain third party financing to do so, and there can be no assurances that we will be able to secure financing in a timely manner and on favorable terms, which could have a material adverse effect on our financial performance, results of operations and stock price. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.

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

ASIA TIME CORPORATION (Registrant)

November 19, 2007	By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer, Chief Financial Officer and Chairman of the Board