Form 10-K/A
period 2006-12-31
ASIA TIME CORP
filed 2008-02-08
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO
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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment No. 2”) on Form 10-K/A, which amends items identified below with respect to the Form 10-K, filed by Asia Time Corporation (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on April 17, 2007 (the “Original Filing”), as amended by Amendment No. 1 on Form S-1/A filed with the SEC on September 26, 2007 (“Amendment No. 2, and collectively with the Original Filing, the “Original Filing as Amended”) is being filed to reflect amendments and changes to financial and other disclosures contained in the Form 10-K.

The Company has restated its financial statements for the years ended December 31, 2006, 2005, and 2004 to correct various accounting errors and/or disclosure omissions. The restatement included the correction of errors with respect to the accounting for inventory by adjusting watch movement costing for the effects of vendor incentives from an as received basis to an accrual basis, as the Company is able to estimate the value of the incentives as inventory is purchased. The Company also restated average shares outstanding and actual shares outstanding to correct the accounting for the reverse merger transaction in January 2007. As a result of these corrections, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company also made various changes to footnote disclosures relating to these changes. For more information regarding the restatement, refer to Note 23 of the Notes to the Financial Statements contained herein.

Unless indicated otherwise, the disclosures in this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. As a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our 10-K have been revised, re-executed and re-filed as of the date of this Amendment No. 2. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Please note that the Company was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On January 23, 2007 (the “Effective Date”), the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation (“Times Manufacture”), which has eight wholly-owned subsidiaries consisting of Times Manufacturing & E-Commerce Corporation Ltd., TME Enterprise Ltd., Citibond Design Ltd. and Megamooch Online Ltd., each of which is a British Virgin Islands corporation, and the Hong Kong incorporated subsidiaries Billow Win International Enterprise Ltd., Goldcome Industrial Ltd., Citibond Industrial Ltd., and Megamooch International Ltd., (ii) assumed the operations of Times Manufacture and its subsidiaries, and (iii) changed its name from SRKP 9, Inc. to Asia Time Corporation. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007. There are no changes with respect to the information regarding the shell company and such information is not restated in this Amendment No. 2. This Amendment No. 2 only contains those Items that have been amended and restated, as set forth in the Table of Contents, below.

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

We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. As a part and included in our sale of watch movements, we provide a variety of value-added services, including automated inventory management services, integration, design and development, management, and support services.

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

Value-Added Services

As a part of and included in our sale of watch movements, we provide a number of value-added services which are intended to attract new customers and to maintain and increase sales to existing customers. These value-added services include:

—
Automated inventory management services. We manage our customers’ inventory reordering, stocking and administration functions. We believe these services reduce paperwork, inventory, cycle time and the overall cost of doing business for our customers. The automated inventory management services are provided through our computer system through which we can manage our customer’s inventory reordering, stocking and administration functions. We believe this helps us to provide better service to our customers by understanding their stock level, purchase behavior and allows us to be more responsive to their demands and queries.

—
Integration. Our sales specialists work directly with our customers to develop and deliver customized solutions and technical support to meet specific requirements for our customers’ applications. We are able to offer customers a one-stop source for their integration needs.

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

The market for our products is very competitive and, if we cannot effectively compete, our business will be harmed.

The market for our products is very competitive and subject to rapid technological change. We compete with many other distributors of watch movements and complete watches many of which are larger and have significantly greater assets, name recognition and financial, personnel and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Occasionally, we compete for customers with many of our own suppliers and additional competition has emerged from, fulfillment companies, catalogue distributors and e-commerce companies, including on-line distributors and brokers, which have grown with the expanded use of the Internet. We cannot assure you that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

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

We face risks related to our recent accounting restatements in December 2007.

In December 2007, we determined that we had accounting inaccuracies in previously reported financial statements and decided to restate our financial statements for the years ended December 31, 2006, 2005, and 2004. The restatements for the foregoing periods related to the correction of errors with respect to the accounting for inventory by adjusting watch movement costing for the effects of vendor incentives from an as received basis to an accrual basis, as we were able to estimate the value of the incentives as inventory is purchased. As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. We also made various changes to footnote disclosures relating to these revisions. It is possible that such restatement of our financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

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

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail nodes to the headquarters. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

In connection with Mr. Kwong’s agreement to release, under certain conditions, up to 2,326,000 shares of his common stock in our company to investors in our January 2007 Private Placement, we will record a compensation charge of approximately $2.4 million for 2007.

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors in the Private Placement pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the year ended December 31, 2007, we will recorded a charge to operations of $2,433,650 to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares. The expense will have a negative effect on our results of operations for 2007 and cause our net income to be reduced by $2.4 million for the year. We may not realize a benefit from services provided under the agreement that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

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

Consolidated Statement of Operations

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(restated)	(restated)	(restated)	(restated)	(unaudited)
	(in thousands, except share and per share amounts)

Net sales	$81,134	$63,078	$36,553	$33,215	$43,893

Cost of sales	(71,496)	(57,026)	(34,609)	(31,953)	(43,036)

Gross profit	$9,637	$6,052	$1,944	$1,262	$857
Other income	424	939	-	-	-
Depreciation	(326)	(259)	(126)	(18)	(17)
Administrative and other operating expenses, including stock based compensation	(1,285)	(1,436)	(1,345)	(834)	(700)

Income from operations	$8,450	$5,296	$473	$410	$140
Fee and costs related to reverse merger	-	-	-	-	-
Interest expense	(1,060)	(515)	(165)	(115)	(69)
Other income	238	156	28	20	74

Income before taxes	$7,628	$4,937	$336	$315	$145

Income taxes	(1,308)	(912)	(132)	(55)	(24)

Net income	$6,320	$4,025	$204	$260	$121

Earnings per common share:
- Basic	$0.32	$0.21	$0.01	$0.01	$0.01
- Diluted	$0.32	$0.21	$0.01	$0.01	$0.00

Dividends declared per common share	$0.11	$0.03	$-	$-	$-

Weighted average common shares:
- Basic	19,454,420	19,454,420	19,454,420	19,454,420	19,454,420
- Diluted	19,454,420	19,454,420	19,454,420	19,454,420	19,454,420

Consolidated Balance Sheets

	As of December 31,
	2006	2005	2004	2003	2002
	(as restated)	(as restated)	(as restated)	(as restated)	(unaudited)
	(in thousands)
Current Assets	$21,400	$16,648	$12,432	$4,836	$3,838
Total Assets	24,096	18,533	13,866	4,876	3,947
Current Liabilities	15,553	13,890	12,620	3,847	3,171
Total Liabilities	15,585	13,890	12,620	3,847	3,178
Total Stockholders' Equity	8,511	4,644	1,246	1,030	769

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

On December 15, 2006, the Company entered into a share exchange agreement with the sole shareholder of Times Manufacture. Pursuant to the share exchange agreement (the "Exchange Agreement") the Company agreed to issue shares of its common stock in exchange for all of the issued and outstanding securities of Times Manufacture (the "Share Exchange"). The Share Exchange closed on January 23, 2007. The Transaction was accounted for as a reverse merger (corporate recapitalization) with Times Manufacture & E-Commerce Corporation Limited being the accounting acquirer.

Upon the closing of the Share Exchange and pursuant to the terms of the Exchange Agreement, we issued an aggregate of 19,454,420 shares of our common stock to the sole shareholder of Times Manufacture in exchange for all of the issued and outstanding securities of Times Manufacture. Times Manufacture also paid an aggregate of $350,000 to the stockholders of SRKP 9, Inc. In addition, prior to the closing of the Share Exchange, we effected a 1.371188519-for-one stock dividend such that there were 3,702,209 shares of common stock outstanding immediately prior to the Share Exchange. We issued no fractional shares in connection with the Share Exchange. The condensed pro forma combined financial information presents historical financial statements, pro forma adjustments and the pro forma results.

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

Asia Time Corporation
Pro Forma Combined Balance Sheets (Unaudited)
December 31, 2006

	Historical	Historical
	Asia Time	Times	Pro Forma		Pro Forma
	Corporation	Manufacture	Adjustments		Combined
	$	$	$		$

ASSETS
Current Assets:
Cash and cash equivalents	$3,193	$316,621	2,641,683	(1)	$2,331,383
			(350,000)	(2)
			(280,114)	(2)
Restricted cash	-	4,523,679			4,523,679
Accounts receivable	-	8,188,985			8,188,985
Prepaid expenses and other receivables	25,000	2,101,133	(139,083)	(2)	1,987,050
Tax prepayment	-	767			767
Inventories	-	6,646,185			6,646,185
Prepaid lease payments	-	22,958			22,958

Total Current Assets	28,193	21,400,328			23,301,007
Deferred tax assets	-	14,042			14,042
Plant and equipment, net	-	890,258			890,258
Leasehold lands	-	895,322			895,322
Held-to-maturity investments	-	301,196			301,196
Intangible assets	-	337,836			337,836
Restricted cash	-	257,301			257,301

TOTAL ASSETS	$28,193	$24,096,283			$25,996,962

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	-	770,360			770,360
Other payables and accrued liabilities	-	190,358			190,358
Advance from related parties	33,000	-	(33,000)	(2)	-
Income tax payable	-	1,387,571			1,387,571
Bank borrowings	-	13,205,167			13,205,167

Total Current Liabilities	33,000	15,553,456			15,553,456
Deferred tax liabilities	-	31,711			31,711

TOTAL LIABILITIES	33,000	15,585,167			15,585,167

STOCKHOLDERS' EQUITY
Preferred stock	-	-	225	(1)	225

Common stock	270	1,946	370	(4)	2,316
			(270)	(3)

Additional paid-in capital	1,897	654,298	(370)	(4)	3,290,579

			2,641,458	(1)
			(4,807)	(3)
			(1,897)	(3)
Accumulated other comprehensive income	-	7,470			7,470
			6,974	(3)
Retained earnings	(6,974)	7,847,402	(736,197)	(2)	7,111,205

TOTAL STOCKHOLDERS' EQUITY	(4,807)	8,511,116			10,411,795

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,193	$24,096,283			$25,996,962

Asia Time Corporation Pro Forma Combined Income statement (Unaudited) December 31, 2006
	Historical	Historical
	Asia Time	Times	Pro Forma		Pro Forma
	Corporation	Manufacture	Adjustments		Combined
	$	$	$		$

Net sales	-	$81,134,275			$81,134,275
Cost of sales	-	(71,393,755)			(71,393,755)

Gross profit	-	9,740,520			9,740,520
Other income	-	424,016			424,016
Depreciation	-	(325,995)			(325,995)
Administrative and other operating expenses	(6,974)	(1,284,863)	6,974	(3)	(3,718,513)
			(2,433,650)	(5)

Income from operations	(6,974)	8,553,678			6,120,028
Other income	-	237,571			237,571
Interest expenses	-	(1,060,536)			(1,060,536)

Income before taxes	(6,974)	7,730,713			5,297,063
Income taxes	-	(1,325,761)			(1,325,761)

Net income	$(6,974)	$6,404,952			$3,971,302

Earnings per share of common stock
-Basic					0.17
-Diluted					0.16
Weighted average number of common stock
-Basic and Diluted					23,156,629 (6)
-Diluted					25,406,977 (6)

Notes to the Unaudited Condensed Combined Pro Forma Financial Information

(1)	Reflect the private placement of 2,250,348 shares of Series A Convertible Preferred Stock at $1.29 per share.

(2)
Reflect the legal and professional fees of share exchange and the payment of $350,000 to the shareholders of SRKP 9, Inc. as expense. Amount are included in the Pro Forma Combined Balance Sheet but excluded from the Pro Forma Combined Income Statement, as they are non-recurring expenses related only to the reverse merger.

(3)
Eliminate the equity accounts, net asset accounts, and income statement accounts of SRKP 9, Inc as the Transaction was accounted for as a reverse merger (corporate recapitalization) with Times Manufacture & E-Commerce Corporation Limited being the accounting acquirer,

(4)	Reflect a 1.371188519-for-one stock reverse split in the course of the share exchange.

(5)
In connection with the Private Placement (See 1 above), Kwong Kai Shun, the Company's Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement with the investors in the Private Placement pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares").Pursuant to the Escrow Agreement, if the Company's net income for 2006 or 2007 (subject to specified adjustments) as set forth in its filings with the SEC is less than $6,300,000 or $7,700,000, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon the Company's actual net income, if any, for such fiscal years. This Arrangement is accounted for as or as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and the Company and if Mr. Kwong retains his shares the company will have and expense of $2,433,650 based on the valuation model used by the Company. In the Proformas, the statement of proforma operations reflects this performance award as if the underlying transaction had happened at the beginning of 2006 and Mr. Kwong retained his shares.

(6)
Weighted average number of common stock are derived from the shares outstanding after the merger considering the shares issued to the SRKP 9, Inc., and split and reorganization required to accomplish recapitalization. Diluted Weighted Average Shares Outstanding include the effect of the preferred shares issued on an as converted basis for the entire proforma period.

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 90% of our revenue for the year ended December 31, 2006. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. As a part and included in our sale of watch movements, we provide a variety of value-added services, including automated inventory management services, integration, design and development, management, and support services.

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

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors pursuant to which he agreed to purchase all of the shares of Series A Preferred Stock then held by such investors at a per share purchase price of $1.29 if our common stock fails to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before an agreed upon date. In addition, Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, as set forth in our filings with the SEC is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We will account for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the year ended December 31, 2007, we expect to record $2,433,650 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement, as described above.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. We have vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by us from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the years ended December 31, 2006, 2005 and 2004, we did not make any allowance for slow-moving or defective inventories.

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

Revenue recognition

Sales of goods represent the invoiced value of goods, net of sales returns, trade discounts and allowances. We recognize revenue when the goods are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. We provide pre- and post- sales service to our customers related to inventory management information in order to facilitate and manage sales to customers. Our integration, design and development and management services provide customers with watch design assistance, components outsourcing or other project support, and are generally completed prior to a sale and do not continue post-delivery. There is no requirement that these services be provided for a sale to take place, nor is there any objective or reliable evidence of a separate fair value, or if no longer offered or ceased to be offered would a right of return be created for the goods sold. We believe these services are part of the sales process and are not a customer deliverable, and are therefore charged to selling expense or cost of sales, as appropriate.

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

Stock-based compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires that we measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in our financial statements over the vesting period of the awards. Accordingly, we recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

We did not recognize any stock-based compensation during the years ended December 31, 2006, 2005 and 2004. During the year ended December 31, 2007, we expect to record $2,433,650 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement, as described above.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Year ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.1%	90.4%	94.7%
Gross profit	11.9%	9.6%	5.3%
Other income – Note 4	0.5%	1.5%	-
Depreciation	0.4%	0.4%	0.3%
Administrative and other operating expenses, including stock-based compensation	1.6%	2.3%	3.7%
Income from operations	10.4%	8.4%	1.3%
Fees and costs related to reverse merger	-	-	-
Other income - Note 4	0.3%	0.2%	0.1%
Interest expenses – Note 5	1.3%	0.8%	0.5%
Income before taxes	9.4%	7.8%	0.9%
Income taxes - Note 6	1.6%	1.4%	0.3%
Net income	7.8%	6.4%	0.6%

Comparison of year ended December 31, 2006 (“Fiscal 2006”) with year ended December 31, 2005 (“Fiscal 2005”)

Net sales for the year ended December 31, 2006 were $81.1 million compared to $63.1 million for the comparable period in 2005, an increase of 28.6%. This increase was largely due to the improved sales of watch movements and completed watches. Sales of watch movements for the year ended December 31, 2006 were $73.0 million compared to $58.8 million for the comparable period in 2005 an increase of 24.1%. The increase was primary due to the increase of volume from 72.9 million to 97.8 million pieces, an increase of 34.2%. Sales of completed watches for the year ended December 31, 2006 was $8.1 million compared to $4.2 million for the comparable period in 2005, an increase of 90.9%.

Cost of sales consists of cost of purchases, net of discounts and returns. Cost of sales was $71.5 million for the year ended December 31, 2006 as compared to $57.0 million for the comparable period in 2005. As a percentage of net sales, cost of sales decreased to 88.1% for the year ended December 31, 2006 compared to 90.4% for the comparable period in 2005. The increase in total dollars was attributable to higher costs associated with our products and the decrease as a percentage of net sales was attributable to improved economy of scale and more trading volume of watch movements. Our increase in revenue was 28.6% and our increase in cost of sales was 25.4% for Fiscal 2006 compared to Fiscal 2005.

Gross profit for the year ended December 31, 2006 were $9.6 million, or 11.9% of net sales, compared to $6.1 million, or 9.6% of net sales for the comparable period in 2005. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. The increase of profit margin was primarily attributable to i) the economies of scale, where we can get a lower cost for the sales, and ii) the improved profit margin by higher mark-up prices as a result of extended credit terms to our customers. Together, the profit margin of movements as a percentage of net sales had increased to 8.0% for the year ended December 31, 2006 as compared to 6.4% of net sales for same period in 2005. There was a slight decrease of profit margin for completed watches for the year ended December 31, 2006 to 47.2% of net sales as compared to 53.8% for the same period of 2005. This was primarily due to the increase of sales of basic units in 2006 which had a lower profit margin. However, this decrease was offset by the increase of profit margin in movement segment, which accounted for 90% of the total sales in 2006.

Other income from operation was $424,016 or 0.5% of net sales for Fiscal 2006, as compared to $938,573, or 1.5% of net sales for Fiscal 2005. The decrease in income from operation was attributable to the lack of commission income in Fiscal 2006 as compared to $771,432 in Fiscal 2005. This was the commission received for connecting buyers and sellers in China. The decrease in income from operation was partially offset by a one time income of $210,594 derived from the selling of intangible assets and a rental income of $46,284 in Fiscal 2006, which was the rent received from our company-owned properties.

Administrative and other operating expenses were $1.3 million or 1.6% of net sales for Fiscal 2006, as compared to $1.4 million, or 2.3% of net sales, for Fiscal 2005. The decrease as a percentage of net sales was primarily attributable to economies of scale. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income from non-operation was $237,571 or 0.3% of net sales for Fiscal 2006, as compared to $156,199, or 0.3% of net sales for Fiscal 2005. The increase was primarily due to the increase in bank interest, which was $208,854 for Fiscal 2006 and $76,358 for Fiscal 2005 partially offset by a decrease in other interest income of $18,635 and $49,440 for Fiscal 2006 and Fiscal 2005 respectively.

Interest expense increased to $1.1 million for Fiscal 2006, compared to $514,637 for Fiscal 2005. This increase is primarily attributable to higher borrowing levels to maintain adequate inventory, and higher borrowing rates. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Income taxes for Fiscal 2006 were $1.3 million, or 1.6% of net sales, as compared to $911,687 for Fiscal 2005, or 1.4% of net sales. The decrease of effective income tax rates from 18.5% for Fiscal 2005 to 17.1% for Fiscal 2006 is primarily due to increase in income not subject to tax by $30,000 and decrease in unused tax losses not recognized by $50,000 for Fiscal 2006. Unused tax losses not recognized represents valuation allowances established to reduce deferred tax assets to the amount expected to be realized.

Net income for Fiscal 2006 was $6.3 million, compared to net income of $4.0 million for Fiscal 2005.

Comparison of year ended December 31, 2005 (“Fiscal 2005”) with year ended December 31, 2004 (“Fiscal 2004”)

Net sales for the year ended December 31, 2005 were $63.1 million compared to $36.6 million for the comparable period in 2004, an increase of 72.6%. This increase was largely due to the improved sales of watch movements and the introduction of completed watches segment. Sales of watch movements for the year ended December 31, 2005 were $58.8 million, compared to $36.5 million for the comparable period in 2004, an increase of 61.1%. The increase was primary due to the increase of volume from 31.7 million to 72.9 million pieces, an increase of 130%. There was only small change in the selling price of most of the movements in this period; however, there was much stronger increase in basic units than that in high-end units. Sales of completed watch for the year ended December 31, 2005 was $4.2 million, there were no sales of completed watches in for the comparable period in 2004.

Cost of sales consists of cost of purchases, net of discounts and returns. Cost of sales for the year ended December 31, 2005 was $57.0 million, as compared to $34.6 million for the comparable period in 2004. As a percentage of net sales, cost of sales decreased to 90.4% for the year ended December 31, 2005, compared to 94.7% for the comparable period in 2004. The increase in total dollars was attributable to higher costs associated with our products and the decrease as a percentage of net sales was attributable to improved economy of scale.

Gross profit for the year ended December 31, 2005 was $6.1 million, or 9.6% of net sales, compared to $1.9 million, or 5.3% of net sales for the comparable period in 2004. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. The increase of profit margin was primarily attributable to i) the economies of scale, where we can get a lower cost for the sales, and ii) the introduction of the completed watches segment, which had a 53.8% profit margin as a percentage of net sales compared to the 6.4% of net sales of movements in 2005.

Other income from operation was $938,573 or 1.5% of net sales for Fiscal 2005 as compared to zero in Fiscal 2004. The income from operation in Fiscal 2005 was from the commission income of $771,432, which was the commission received for connecting buyers and sellers in China and a license fee income of $167,141. There were no such activities in 2004.

Administrative and other operating expenses were $1.4 million, or 2.3% of net sales, for Fiscal 2005, as compared to $1.3 million, or 3.7% of net sales, for Fiscal 2004. The decrease as a percentage of net sales was attributable to economy of scale.

Other income from non-operation was $156,199 or 0.3% of net sales for Fiscal 2005, as compared to $28,047, or 0.0% of net sales for Fiscal 2004. The increase as a percentage of net sales was attributable to a number of factors. Bank interest income was $76,358 in Fiscal 2005, compared to $15,720 in Fiscal 2004 a yearly growth of 385.7% from Fiscal 2004 to 2005. There were net exchange gains in the fluctuation of exchange rates in both Fiscal 2005 and Fiscal 2004 of $1,302 and $170, respectively. Other interest income in Fiscal 2005 was $49,440. There is no such income in 2004.

Interest expense increased to $514,637 for Fiscal 2005, compared to $164,558 for Fiscal 2004. This increase is primarily attributable to higher borrowing levels to maintain adequate inventory, and higher borrowing rates.

Income taxes for Fiscal 2005 were $911,687, or 1.4% of net sales, as compared to $131,951 for Fiscal 2004, or 0.4% of net sales. The decrease of effective income tax rates from 39.2% for Fiscal 2004 to 18.5% for Fiscal 2005 is primarily due to decrease in unused tax losses not recognized by $67,000. Unused tax losses not recognized represents valuation allowances established to reduce deferred tax assets to the amount expected to be realized.

During Fiscal 2005, we recorded a provision for income taxes of $949,000.

Net income for Fiscal 2005 was $4.0 million, compared to net income of $204,958 for Fiscal 2004.

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

For the year ended December 31, 2006, net cash provided by operating activities was $190,906, as compared to net cash used in operating activities of $445,644 and $422,275 for the comparable period in 2005 and 2004. The increase in net cash provided by operating activities in Fiscal 2006 was primarily attributable to an increase in net income of 6.3 million, partially offset by an increase in cash used for accounts receivable of $3.4 million, prepaid expenses and other receivables of $1.7 million, accounts payable of $462,658, income tax payable of $701,921 and a decrease in unearned revenue of $1.6 million. The increase in cash used for accounts receivable was primarily attributable to an increase in net sales of 28.6% for fiscal year 2006 as compared to fiscal year 2005. The increase in cash used for prepaid expenses and other receivables was primarily attributable to an increase in purchase deposits paid from $361,000 of fiscal year 2005 to $1.5 million of fiscal year 2006 and the sales proceed of intangible assets receivable of $301,000. The decrease in cash used for accounts payable was primarily attributable to an increase utilization of bank borrowings to settle purchase costs. The increase in cash used for income tax payable of $701,921 was attributable to the settlement of income taxes incurred in fiscal year 2005. The decrease in unearned revenue was due to (i) the recognition of the unearned revenue and (ii) payment for the completed watch when the warranty period was due. The increase in net cash used in operating activities in the Fiscal 2005 was primarily attributable to an increase in accounts receivable of $1.4 million, an increase in inventories of $2.4 million and a decrease in unearned revenue of $1.6 million, partially offset by an increase in net income of $4.0 million. The increase in net income and account receivable were attributable to the increase in sales in Fiscal 2005 as compared to Fiscal 2004. Inventories were also increased for an expected increase in sales. The decrease in unearned revenue was due to the recognition of the unearned revenue and payment for the completed watch was made when the warranty period was due. For Fiscal 2004, the increase in net cash used in operating activities was primarily attributable to an increase in accounts receivable of $2.0 million and an increase in inventories of $2.6 million, partially offset by an increase in unearned revenue of $3.2 million and net income of $0.2 million. The increase in accounts receivable was due to the extended aging. The increase in inventories was due to an expected increase in sales. The increase in unearned revenue was due to the warranty period of the completed watch sold, where payment was recognized as income until the warranty period was due.

Net cash used in investing activities was $859,823 for the year ended December 31, 2006, which was relatively similar to the $875,395 in cash used for the comparable period in 2005. The net cash used in investing activities in Fiscal 2006 reflected the acquisition of two properties for $618,025 which were pledged for banking facilities and the acquisition of manufacturing facilities for the completed watches segment, offset by the disposal of an intangible asset of $300,849 and disposal of equipment of $2,031. The net cash used in investing activities in Fiscal 2005 was due to the acquisition of a property of $330,884 and a held-to-maturity investment fund which were pledged for banking facilities, and the acquisition of plant and equipment of $243,504 and acquisition of furniture and fixtures. The net cash used in investing activities in Fiscal 2004 was due to the acquisition of certain intangible assets, and acquisition of manufacturing facilities for the completed watches segment.

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

Off-Balance Sheet Arrangements

Other than the Escrow Agreement and Escrow Shares, as described above, we do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

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

The FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of our defined benefit and other postretirement plans as of December 31, 2006, and to provide the required disclosures in our 2006 annual report on Form 10-KSB. The adoption of SFAS No. 158 has no material effect on our financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS. No.157. We have chosen not to adopt this statement early. Although we will continue to evaluate the provisions of SFAS No. 159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Financial Statements of Asia Time Corporation beginning at page F-1 of this Form 10-K/A.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of December 31, 2006, our sole executive officer, who is our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO/CFO concluded that our disclosure controls and procedure as of December 31, 2006 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

We are in the process of improving our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. We have hired two third-party financial consultants to review and analyze our financial statements and assist us improve our reporting of financial information. Our management and Board of Directors, with assistance from outside financial consultants, conducted a review and analysis of our accounting treatment for (i) our inventory by adjusting watch movement costing for the effects of vendor incentives from an as received basis to an accrual basis, (ii) the share exchange transaction that we conducted in January 2007, (iii) stock-based compensation related to an escrow agreement that our CEO/CFO entered into with investors in our January 2007 private placement. Based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods over the past two years.

Management intends to seek additional qualified in house accounting personnel, such as a chief financial officer, or third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we take will address the conditions identified by our CEO/CFO as significant deficiencies in our disclosure controls and procedures. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We have also intend to engage outside consultants to assist us in assessing and improving our internal controls and procedures. We believe that the remedial steps that we take will address the conditions identified by our CEO/CFO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO/CFO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-QSB.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 11.   Executive Compensation

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

Our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Kwong Kai Shun, determined the compensation for our current executive officers that was earned and paid in fiscal 2006, during which Mr. Kwong was our only executive officer. On January 1, 2007, Kwong Kai Shun began receiving compensation under a plan pursuant to which he received a monthly base salary of $20,000 and actual housing and insurance expenses, which we expected to be approximately $3,000 and $1,000 per month, respectively. Mr. Kwong will also receive an annual bonus equivalent to three months salary, equal to $60,000, and 200,000 stock options. The annual bonus is subject to a minimum company achievement of $2,000,000 annual profit before tax. The bonus for 2007 will be paid only after the 2007 fiscal year performance has been determined and evaluated, which we expect to occur on or around on March 31, 2008. The bonus of Kwong Kai Shun is solely (100%) based on the achievement of annual profit before tax as this performance indicator is best to reflect his overall responsibility and contribution to the company for the relevant period.

In addition, we will record a charge of $2,433,650 in 2007 for a performance-based compensatory stock arrangement with Mr. Kwong. In connection with our January 2007 Private Placement, Mr. Kwong entered into an agreement (the “Escrow Agreement”) with the investors pursuant to which he agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, as set forth in our filings with the SEC is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We will account for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, Accordingly, during the year ended December 31, 2007, we will recorded a charge to operations of $2,433,650 to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares. .

Mr. Kwong was paid a salary of $61,538 and automobile, housing and medical personal benefits allowance in the amount of $12,312. Mr. Kwong did not receive a cash bonus in 2006. The increase in compensation for 2007 as compared to 2006 is primarily due to the increased level of responsibilities to be assumed by the executive in becoming a publicly-listed company. The compensation for Mr. Kwong was set and approved by the Board of Directors.

Compensation for our executive officers is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf.  Key areas of corporate performance taken into account in setting compensation policies and decisions are growth of sales, cost control, profitability, and innovation.  The key factors may vary depending on which area of business a particular executive officer’s work is focused on.  Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development.  For these reasons, the elements of compensation of our executive officers are salary, housing and bonus.  The salary and housing components of compensation are paid and rewarded to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement. With respect to the amount of a bonus, we determine company achievement based on performance factors and results of operations such as revenues generated, cost of revenues, net income, and whether we obtain significant contracts. We determine achievement level of an executive based on performance factors such as contribution to the achievement of the company.

The level and components of the compensation packages for our executive officers are primarily determined based upon previous compensation, comparisons with the compensation packages of certain public companies in the United States and Hong Kong. We review and evaluate the compensation packages of specialty timepiece manufacturers, distributors and retailers, in addition to other Chinese specialty companies engaged in the manufacture and distribution of consumer products.

As a result of these criteria, we have reviewed the following companies:

•
Hong Kong / Chinese timepiece and jewelry companies: National Electronics Holdings Ltd. (SEHK:213), Hang Fung Gold Technology Limited (SSEHK:870), and Peace Mark Holdings Ltd. (SEHK:304), LJ International, Inc. (NasdaqNM: JADE) and Man Sang Holdings, Inc. (Amex: MHJ).

•
Hong Kong / Chinese companies listed in the United States: China Architectural Engineering, Inc. (AMEX: RCH), Wonder Auto Technology, Inc. (NasdaqNM:WATG — manufacturer of automotive electrical parts in China), SORL Auto Parts, Inc. (NasdaqNM:SORL — manufacturer and distributor of commercial vehicle air brake valves and related components in China and internationally), and Orsus Xelent Technologies, Inc. (Amex:ORS — designer for retail and wholesale distribution of cellular phones).

Our Board of Directors focuses its evaluation and analysis on companies of similar market size and stage of growth, while taking into account our relative performance and our own strategic goals. We believe that the companies that we evaluate are comparable to us and provided valuable guidance to us in setting the appropriate levels and form of compensation for our executive officers.

We believe that the salary paid to our executive officer during, 2006, 2005, and 2004 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company. We set an executive’s base salary with the objective of attracting and retaining highly qualified individuals for the relevant position and rewarding individual performance. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

Currently, we have no specific plans to provide raises after we have become a company with securities publicly traded in the United States, other than as stated above with respect to Mr. Chong.  Although no specific plans have yet been discussed, we may adopt such a plan to provide raises to our executive officers in the future.  Adopting higher compensation in the future may be based on the increased amount of responsibilities to be assumed by each of the executive officers after we become a publicly listed company.  We may also expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.

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

In addition, our board of directors does not currently have a compensation committee. We anticipate that our board of directors will establish a compensation committee in fiscal 2008 that will be comprised of non-employee members of our board of directors. Our current expectation is that the compensation committee of our board of directors will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. Those companies may or may not be public companies or companies located in Hong Kong or China or even, in all cases, companies in a similar business. The companies that we review may include the comparable companies listed above, in addition other companies of a size, scope and magnitude similar to us at the time we conduct our annual review, which may include companies not currently listed or reporting. We believe that the companies that we evaluate are comparable to us and can provide valuable guidance to us in determining whether the levels and forms of compensation for our executive officers are adequate.

For 2007, until such time as a formal compensation program and committee is established, which we expect will occur in 2008, our board of directors will determine the bonus levels for 2007 after the completion of the fiscal year. After the compensation committee is formed, it will make such determinations.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2006, 2005 and 2004 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.
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

In January 1, 2007, Michael Mak began receiving compensation under a plan pursuant to which he receives monthly compensation with respect to salary, housing and insurance in the amounts of $15,000, $3,000 and $1,000, respectively. Mr. Mak will also receive an annual bonus equivalent to two months salary. The annual bonus is subject to a minimum achievement of $2 million annual profit –before-tax and is payable on the 31st of March of each year The compensation for Mr. Mak was set and approved by the Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

We believe that the WestPark Capital arrangements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

Agreement of Kwong Kai Shun

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement with the investors in the Private Placement. Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the “Escrow Shares”). According to the agreement, if our annual net income for 2006 or 2007 (subject to specified adjustments) as set forth in its filings with the Securities and Exchange Commission is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income for such fiscal years. According to the agreement, the number of shares Mr. Kwong will distribute to shareholders will be determined by a formula based on the number of common stock held by the investors multiplied by the shortfall in a valuation agreed upon by the parties. We met our net income threshold of $6.3 million for 2006, and the investors are not entitled to shares from Mr. Kwong for that year. If our defined net income for the year ended December 31, 2007 is less than $7.7 million (a price-earning ratio of 4 times using $1.29), then Mr. Kwong will make up the shortfall by transferring to the investors the following number of common stock as calculated below:

A = N x S

A	means the number of additional shares of common stock to be transferred by Mr. Kwong to the investors.

N	means the number of stock held by the investors.

S	means the shortfall in agreed valuation per share of Common Stock calculated as follows: $1.29 – ((actual amount of net income for 2007 x 4) / 25,482,210).

For illustration purposes, if our net income for fiscal 2007 was $7.0 million, as opposed to $7.7 million, then Mr. Kwong would be required to transfer approximately 430,254 shares of common stock to the investors under the agreement. In no circumstances will the shares distributed by Mr. Kwong exceed 2,326,000 shares. Each shareholder will receive a pro rata amount of shares based on the number of the shares that they hold at the time of any distribution per the agreement. In the event that Mr. Kwong transfers shares to investors under the agreement, it is anticipated that the transfer will be effected under an exemption from registration pursuant to the Securities Act of 1933, as amended.

We will account for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the year ended December 31, 2007, we will recorded a charge to operations of $2,433,650 to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares.

In addition, Mr. Kwong has agreed to purchase all shares of Series A Preferred Stock then held by such investors at a per-share purchase price of $1.29 if our common stock shall fail to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before an agreed upon date. The date for listing was originally set by the parties at June 30, 2007 and was subsequently extended to March 31, 2008. Mr. Kwong and the investors also executed an amendment to the agreement to revise the agreement to provide that our 2007 net income will be determined in accordance with US GAAP except that following will be added back to our US GAAP net income for purposes of calculating our 2007 net income under the agreement: (i) any and all non-cash charges and expenses related to the Bonds and Bond Warrants that we issued in November 2007, and (ii) any and all charges and expenses related to our Private Placement of the Series A Convertible Preferred Stock in January 2007 and the reverse takeover that occurred in January 2007.

We believe that arrangement with Kwong Kai Shun is at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kowloon, Hong Kong, on February 8, 2008.

Asia Time Corporation

/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer, Chief Financial Officer and
Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kwong Kai Shun	Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer; Principal Financial and Accounting Officer)	February 8, 2008
Kwong Kai Shun
/s/ Michael Mak	Director	February 8, 2008
Michael Mak

/s/ Siu Po Lee	Director	February 8, 2008
Siu Po Lee

Director
Dr. Ching Wah Leung

Director
Wu Hok Lun

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

INDEX TO FINANCIAL STATEMENTS

ASIA TIME CORPORATION (FORMERLY SRKP 9, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asia Time Corporation
(Formerly SRKP 9, Inc.)

We have audited the accompanying consolidated balance sheets of Asia Time Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2006, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 23 to the consolidated financial statements, the Company corrected an accounting error by restating previously issued financial statements.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
(April 12, 2007, except as to Note 23, as to which the date is December 13, 2007)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	At December 31,
	2006	2005	2004
	$	$	$
	(restated)	(restated)	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	316,621	780,090	911,487
Restricted cash	4,523,679	4,306,474	3,551,304
Accounts receivable	8,188,985	4,829,586	3,369,326
Prepaid expenses and other receivables - Note 8	2,101,133	394,236	727,934
Tax prepayment	767	16,367	-
Inventories, net – Note 9	6,246,185	6,313,662	3,872,831
Prepaid lease payments – Note 11	22,958	7,993	-

Total Current Assets	21,400,328	16,648,408	12,432,882
Deferred tax assets – Note 7	14,042	-	-
Plant and equipment, net – Note 10	890,258	682,901	696,552
Leasehold lands – Note 11	895,322	315,939	-
Held-to-maturity investments – Note 12	301,196	301,954	-
Intangible assets – Note 13	337,836	584,149	736,934
Restricted cash	257,301	-	-

TOTAL ASSETS	24,096,283	18,533,351	13,866,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	770,360	1,236,418	1,805,995
Other payables and accrued liabilities - Note 14	190,358	145,249	41,798
Advance from a related party – Note 15	-	28,854	89,296
Income tax payable	1,387,571	816,758	85,439
Unearned revenue – Note 14	-	1,598,314	3,197,160
Bank borrowings – Note 16	13,205,167	10,064,129	7,400,775

Total Current Liabilities	15,553,456	13,889,722	12,620,463
Deferred tax liabilities - Note 7	31,711	-	-

TOTAL LIABILITIES	15,585,167	13,889,722	12,620,463

COMMITMENTS AND CONTINGENCIES – Note 18

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED BALANCE SHEETS (Cont’d)
(Stated in US Dollars)

	At December 31,
	2006	2005	2004
	$	$	$
	(restated)	(restated)	(restated)
STOCKHOLDERS’ EQUITY
Preferred stock
Par value: US$0.0001
Authorized: 2006 – 10,000,000 shares
Issued and outstanding: 2006 – none issued (2005 and 2004 – none)	-	-	-

Common stock
Par value: US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2006 – 19,454,420 shares (2005 and 2004 – 19,454,420 shares)	1,946	1,946	1,946
Additional paid-in capital	654,298	654,298	652,488
Accumulated other comprehensive income	7,470	13,549	412
Retained earnings	7,847,402	3,973,836	591,059

TOTAL STOCKHOLDERS’ EQUITY	8,511,116	4,643,629	1,245,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,096,283	18,533,351	13,866,368

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
	$	$	$
	(restated)	(restated)	(restated)

Net sales	81,134,275	63,078,409	36,553,084
Cost of sales – Note 20	(71,496,801)	(57,026,036)	(34,608,653)

Gross profit	9,637,474	6,052,373	1,944,431
Other income - Note 5	424,016	938,573	-
Depreciation	(325,995)	(259,127)	(126,225)
Administrative and other operating expenses – Note 22	(1,284,863)	(1,436,069)	(1,344,786)

Income from operations	8,450,632	5,295,750	473,420
Other income - Note 5	237,571	156,199	28,047
Interest expenses – Note 6	(1,060,536)	(514,637)	(164,558)

Income before taxes	7,627,667	4,937,312	336,909
Income taxes - Note 7	(1,307,728)	(911,687)	(131,951)

Net income	6,319,939	4,025,625	204,958

Earnings per share of common stock – Note 3
- Basic and diluted	0.32	0.21	0.01

Weighted average number of shares of common stock – Note 3
- Basic and diluted	19,454,420	19,454,420	19,454,420

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (restated)
(Stated in US Dollars)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	earnings	Total
		$		$	$	$	$	$
December 31, 2003 (as previously reported)	-	-	23,156,629	2,316	642,120	(705)	414,550	1,058,281
Restatements (note 23)	-	-	(3,702,209)	(370)	370		(28,449)	(28,449)

Balance, January 1, 2004	-	-	19,454,420	1,946	642,490	(705)	386,101	1,029,832
Issuance of shares – TMEHK	-	-	-	-	9,998	-	-	9,998
Comprehensive income
Net income	-	-	-	-	-	-	204,958	204,958
Foreign currency translation
Adjustments	-	-	-	-	-	1,117	-	1,117
Total comprehensive income	-	-	-	-	-	1,117	204,958	206,075

Balance, December 31, 2004	-	-	19,454,420	1,946	652,488	412	591,059	1,245,905
Issuance of shares – Note 2	-	-	-	-	30,000	-	-	30,000
Restructuring – Note 2	-	-	-	-	(28,190)	-	-	(28,190)
Comprehensive income
Net income	-	-	-	-	-	-	4,025,625	4,025,625
Foreign currency translation
Adjustments	-	-	-	-	-	13,137	-	13,137
Total comprehensive income	-	-	-	-	-	13,137	4,025,625	4,038,762
Dividends	-	-	-	-	-	-	(642,848)	(642,848)

Balance, December 31, 2005	-	-	19,454,420	1,946	654,298	13,549	3,973,836	4,643,629
Comprehensive income
Net income	-	-	-	-	-	-	6,319,939	6,319,939
Foreign currency translation	-	-
Adjustments	-	-	-	-	-	(6,079)	-	(6,079)
Total comprehensive income	-	-	-	-	-	(6,079)	6,319,939	6,313,860
Dividends	-	-	-	-	-	-	(2,446,373)	(2,446,373)

Balance, December 31, 2006	-	-	19,454,420	1,946	654,298	7,470	7,847,402	8,511,116

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
	$	$	$
	(restated)	(restated)	(restated)
Cash flows from operating activities
Net income	6,319,939	4,025,625	204,958
Adjustments to reconcile net income to net cash flows provided by operating activities:
Amortization of intangible assets	154,436	154,438	35,382
Amortization of leasehold lands	23,247	7,968	-
Depreciation	325,995	259,127	126,225
Loss on disposal of plant and equipment	7,715	-	-
Gain on disposal of intangible assets	(210,594)	-	-
Income taxes	1,307,728	911,687	131,951

Changes in operating assets and liabilities:
Accounts receivable	(3,369,347)	(1,445,937)	(1,997,310)
Prepaid expenses and other receivables	(1,706,789)	334,759	310
Inventories	50,990	(2,421,140)	(2,577,568)
Accounts payable	(462,658)	(573,017)	538,433
Other payables and accrued liabilities	45,445	103,007	370
Income tax payable	(701,921)	(199,079)	(76,747)
Unearned revenue	(1,593,280)	(1,603,082)	3,191,721

Net cash flows provided by (used in) operating activities	190,906	(445,644)	(422,275)

Cash flows from investing activities
Acquisition of leasehold lands	(618,025)	(330,884)	-
Acquisition of held-to-maturity investments	-	(301,007)	-
Acquisition of intangible assets	-	-	(771,063)
Acquisition of plant and equipment	(544,678)	(243,504)	(781,095)
Proceeds from disposal of plant and equipment	2,031	-	-
Proceeds from disposal of intangible assets	300,849	-	-

Net cash flows used in investing activities	(859,823)	(875,395)	(1,552,158)

Cash flows from financing activities
Proceeds from new short-term bank loans	1,700,622	346,622	140,937
Repayment of short-term bank loans	(525,535)	(408,211)	(11,527)
Repayment of a capital lease	-	-	(6,975)
Net advancement of other bank borrowings	1,789,269	2,946,182	4,176,477
Increase in restricted cash	(484,997)	(755,170)	(2,255,598)
Increase/(decrease) in bank overdrafts	199,893	(250,997)	599,814
Advance from a related party	(28,763)	(60,511)	122,571
Dividends paid	(2,446,373)	(642,848)	-

Net cash flows provided by financing activities	204,116	1,175,067	2,765,699

Net (decrease) / increase in cash and cash equivalents	(464,801)	(145,972)	791,266
Effect of foreign currency translation on cash and cash equivalents	1,332	14,575	7,242
Cash and cash equivalents - beginning of year	780,090	911,487	112,979

Cash and cash equivalents - end of year	316,621	780,090	911,487

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
	$	$	$
	(restated)	(restated)	(restated)
Supplemental disclosures for cash flow information:
Cash paid for:
Interest	1,060,536	514,637	164,558
Income taxes	701,921	199,079	76,747

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
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

At the closing of the Exchange Agreement, the Company acquired all of Times Manufacture’s capital shares (the “Times Manufacture Shares”) from the Original Shareholder, and the Original Shareholder transferred and contributed all of his Times Manufacture Shares to the Company. In exchange, the Company issued 19,454,420 shares of its Common Stock to the Original Shareholder and paid an aggregate of $350,000 to the stockholders of SRKP 9, Inc. These financial statements give retroactive effect to the shares issued.

The former stockholders of Times Manufacture acquired 84% of the Company’s issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Times Manufacture became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization of the Company, whereby Times Manufacture is deemed to be the accounting acquirer and is deemed to have adopted the Company’s capital structure. Since the Merger was accounted for as a reverse acquisition, the accompanying consolidated financial statements reflect the historical financial statements of Times Manufacture, the accounting acquirer, as adjusted for the effects of the exchange of shares on its equity accounts, the inclusion of assets and liabilities of the accounting subsidiary as of the date of the merger at their historical basis, and the inclusion of the accounting subsidiary’s results of operations from that date. Although the Company is the legal acquirer, Times Manufacture was treated as having acquired the Company for accounting purposes and all of the operations reported represent the historical financial statements of Times Manufacture.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

2.	Corporation information and reorganization (Cont’d)

Restructuring

For the purpose of the reverse takeover transaction (“RTO”), the companies comprising the group underwent a restructuring in December 2005 (the “Restructuring”), and the Company acquired all of the outstanding and issued shares of common stock of its subsidiaries (including Times Manufacturing & E-Commerce Corporation Limited (“TMEHK”), Billion Win International Enterprise Limited (“BW”), Citibond Industrial Limited (“CI”), Goldcome Industrial Limited (“GI”) and Megamooch International Limited (“MI”)) from their then existing stockholders in consideration for the issuance of 20,000 shares with a designated value of $1.00 of the company’s voting common stock, representing 99.99% of the voting power in the company.

Before acquisition of TME HK group, TME HK acquired all of the outstanding and issued shares of common stock of its subsidiaries (including BW, CI, GI and MI) from their then existing stockholders in consideration for the issuance of 10,000 shares with a designated value of $1.00 of TME HK’s voting common stock.

Corporate Structure – Before Restructuring

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

2.	Corporation information and reorganization (Cont’d)

Corporate Structure – After Restructuring

3.	Description of business

The Company and its subsidiaries are engaged in trading of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding

Times Manufacturing & E-Commerce Corporation Ltd (“TME HK”)	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding

Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components

Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components

Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components

Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components

TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding

Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive

Megamooch Online Ltd	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

4.	Summary of significant accounting policies

Basis of presentation and consolidation

On December 2005, the Restructuring was completed and accordingly, the accounting for the recapitalization was adopted for the preparation of the comparative figures of the consolidated financial statements. The consolidated financial statements for the years ended December 31, 2005 and 2004 were issued under the name of the legal parent, but included the consolidated financial statements of TME Enterprise Limited, Citibond Design Limited and Megamooch Online Limited and the combined financial statements of TME HK, BW, CI, GI and MI.

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

The Company also evaluates consolidation of entities under Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
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

At December 31, 2006, 2005 and 2004, customers represented 10% or more of the Group’s net sales and their related accounts receivable were as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Accounts receivable

Accounts receivable are stated at original amount less an allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of the receivables. Bad debts are written off when identified. The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Group does not accrue interest on trade accounts receivable.

During the years ended December 31, 2006, 2005 and 2004, the Group did not experience any bad debts and, accordingly, did not make any allowance for doubtful debts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company has vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by the Company from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the years ended December 31, 2006, 2005 and 2004, the Company did not make any allowance for slow-moving or defective inventories.

Leasehold lands

Leasehold lands, representing upfront payment for land use rights, are capitalized at their acquisition cost and amortized using the straight-line method over the lease terms.

Intangible assets

Intangible assets with limited useful lives are stated at cost less accumulated amortization and accumulated impairment losses.

Amortization of intangible assets is provided using the straight-line method over their estimated useful lives at the following annual rates:-

Trademarks	20%
Websites	20%

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
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

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives at the following annual rates:-

Buildings	over the unexpired lease term
Furniture and fixtures	20 - 25%
Office equipment	25 - 33%
Machinery and equipment	25 - 33%
Moulds	33%
Motor vehicles	25 - 33%

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Group recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

No impairment of long-lived assets was recognized for the years ended December 31, 2006, 2005 or 2004.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Revenue recognition

Sales of goods represent the invoiced value of goods, net of sales returns, trade discounts and allowances.

The Company recognizes revenue when the goods are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company provides pre and post sales service to its customers related to inventory management information in order to facilitate and manage sales to customers. By providing such services to keep track of customers’ inventory levels, the Company can manage and replenish inventory levels on a timely basis. The Company’s integration, design and development and management services provide customers with watch design assistance, components outsourcing or other project support, and are generally completed prior to a sale and do not continue post-delivery. There is no requirement that these services be provided for a sale to take place, nor is there any objective or reliable evidence of a separate fair value, or if no longer offered or ceased to be offered would a right of return be created for the goods sold. The Company believes these services are part of the sales process and are not a customer deliverable, and are therefore charged to selling expense or cost of sales, as appropriate.

Unearned revenue

Unearned revenue represents payments received from customers from the sale of goods for which the earning process has not been completed, as the customer maintains a full right of exchange. Accordingly, the significant risks and rewards of ownership of the goods have not been transferred from the Group to the customers, taking into account the conditions as stipulated in SFAS No. 48 and Staff Accounting Bulletin (“SAB”) 101, as amended by SAB 104.

Advertising and promotion expenses

Advertising and promotion expenses are charged to expense as incurred.

Advertising and promotion expenses amounted to $2,502, $19,718 and $66,914 during 2006, 2005 and 2004, respectively, and are included in administrative and other operating expenses.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Comprehensive income

The Group has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Group.

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

	2006	2005	2004
Year end HK$: US$ exchange rate	7.7730	7.7535	7.7760
Average yearly HK$: US$ exchange rate	7.7783	7.7778	7.7893

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic and diluted earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares represents the shares of common stock outstanding during the respective years. As the Company did not have any common stock equivalents during such years, basic and diluted income per share were the same for all periods presented.

Comparative amounts

Certain amounts included in the prior years consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 had no material effect on the Company’s financial statements.

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

Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no material effect on the Company’s financial statements.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The adoption of FSP No. 115-1 and 124-1 had no material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe the adoption of SFAS 155 will have a material effect on the Company’s financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In March 2006, the FASB released SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS 156 will be effective for the Company as of December 31, 2006, the beginning of the Company’s 2007 fiscal year. The Company does not believe the adoption of SFAS 156 will have a material effect on the Company’s financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings if any. The Company is currently evaluating the effect of FIN 48 on its financial statements and does not believe the adoption of FIN No. 48 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although the Company will continue to evaluate the provisions of SFAS No. 157, management currently does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

4.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements (Cont’d)

In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of its defined benefit and other postretirement plans as of December 31, 2006. The adoption of SFAS 158 had no material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company did not elect to early adopt this statement. Although the Company will continue to evaluate the provisions of SFAS 159, management currently does not believe the adoption of SFAS 159 will have a material impact on the Company’s financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

5.	Other income

	Year ended December 31,
	2006	2005	2004
	$	$	$
Operating income
Commission income	-	771,432	-
Gain on disposal of intangible assets	210,594	-	-
License fee of intangible assets	167,138	167,141	-
Rental income	46,284	-	-

	424,016	938,573	-
Non-operating income
Bank interest income	208,854	76,358	15,720
Dividend income	8,977	4,481	-
Insurance compensation	-	8,325	-
Net exchange gains	1,078	1,302	170
Other interest income	18,635	49,440	-
Sundry income	27	16,293	12,157

	237,571	156,199	28,047

	661,587	1,094,772	28,047

6.	Interest expenses

	Year ended December 31,
	2006	2005	2004
	$	$	$

Interest on bank trust receipts	981,184	457,983	139,209
Interest on short-term bank loans	25,322	6,254	14,505
Interest on bank overdrafts	54,030	45,302	6,648
Interest on a capital lease	-	-	1,947
Interest on other loans	-	5,098	2,249

	1,060,536	514,637	164,558

7.	Income taxes

	Year ended December 31,
	2006	2005	2004
	$	$	$

Hong Kong profits tax
Current year	1,311,479	948,933	136,117
Over provision in prior year	(21,408)	(37,246)	(4,166)

	1,290,071	911,687	131,951
Deferred taxes	17,657	-	-

	1,307,728	911,687	131,951

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

7.	Income taxes (Cont’d)

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 17.5% on the estimated assessable profits during the years.

A reconciliation of income tax expense to the amount computed by applying the Hong Kong statutory tax rate to the income before taxes in the consolidated income statement is as follows:

	Year ended December 31,
	2006	2005	2004
	$	$	$

Income before taxes	7,627,667	4,937,312	336,909

Provision for income taxes at Hong Kong income tax rate	1,334,842	864,030	58,959
Change in valuation allowance	486	50,918	118,129
Non-taxable items	(43,870)	(14,147)	-
Non-deductible items	7,363	27	418
Others	8,907	45,927	(44,228)

	1,307,728	911,687	131,951

The major components of deferred tax recognized in the consolidated balance sheets as of December 31, 2006, 2005 and 2004 are as follows:

	At December 31
	2006	2005	2004
	$	$	$

Temporary difference on accelerated tax depreciation on plant and equipment	17,669	-	-

Deferred tax liabilities, net	17,669	-	-

Recognized in the balance sheet:
Net deferred tax assets	(14,042)	-	-
Net deferred tax liabilities	31,711	-	-

	17,669	-	-

Deferred tax assets of the Company relating to the tax effect of the change in valuation allowance of the Company has not been accounted for in the financial statements for the years ended December 31, 2006, 2005 and 2004 as management determined that it was more likely than not that these tax losses would not be utilized in the foreseeable future. There was no other significant unprovided deferred taxation of the Company at the balance sheet dates.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

8.	Prepaid expenses and other receivables

	At December 31,
	2006	2005	2004
	$	$	$

Rental receivable	46,314	-	-
Interest receivable	20,218	-	-
Purchase deposits paid	1,530,372	361,221	727,725
Sales proceeds of intangible assets receivable	301,042	-	-
Other deposits and prepayments	203,187	33,015	209

	2,101,133	394,236	727,934

9.	Inventories

	At December 31
	2006	2005	2004
	$	$	$

Merchandises, at cost – completed watches	1,745,648	3,630,754	2,446,048
Merchandises, at cost – watch movements	4,500,537	2,682,868	1,426,783

	6,246,185	6,313,622	3,872,831

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

16.	Bank borrowings

	At December 31
	2006	2005	2004
	$	$	$
Secured:
Bank overdrafts repayable on demand	551,714	352,577	602,614
Repayable within one year
Non-recurring bank loans	1,469,866	294,764	129,631
Other bank borrowings	11,183,587	9,416,788	6,668,530

	13,205,167	10,064,129	7,400,775

As of December 31, 2006, the Company’s banking facilities are composed of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Bank overdrafts	643,252	551,714	91,538
Non-recurring bank loans	1,469,866	1,469,866	-
Other facilities including:
- Outstanding letter of credit
- Letter of credit under trust receipt
- Invoice/account payable financing	11,578,541	11,183,587	394,954

	13,691,659	13,205,167	486,492

As of December 31, 2006, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,152,189 (note 11 and 12);

(b)	charge over bank deposits of $4,780,980;

(c)	charge over held-to-maturity investments of $301,196 (note 12); and

(d)	personal guarantee executed by a director of the Company;

(e)	other financial covenant.

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $1,286,504.

The interest rates of short-terms notes payable were at 7.5% to 8.375% per annum with various maturity rates.

The interest rates of non-recurring bank loans were at Hong Kong Prime Rate minus 0.75% to 2% per annum.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

17.	Pension plans

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

18.	Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2006 are as follows:-

Year ending December 31	$

2007	89,011
2008	70,272

159,283

Rental expenses for the years ended 2006, 2005 and 2004 were $103,624, $138,262 and $47,466 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

19.	Common stock

	At December 31
	Number of shares			Amount
	2006	2005	2004	2006	2005	2004

Authorized:
The Company of $0.0001 each	100,000,000	100,000,000	100,000,000	10,000	10,000	10,000

Issued and outstanding:
The Company of $0.0001 each	19,454,420	19,454,420	19,454,420	1,946	1,946	1,946

20.	Segment Information

For management purposes, the Group is currently organized into two major principal activities – trading of watch movements (components) and trading of completed watches. These principal activities are the basis on which the Group reports its primary segment information.

2006	Watch movements	Completed watches	Total
	$	$	$
Sales	73,047,632	8,086,643	81,134,275

Cost of sales	(67,228,452)	(4,268,349)	(71,496,801)

Segment result	5,819,180	3,818,294	9,637,474

Acquisition of leasehold lands	618,025	-	618,025
Acquisition of plant and equipment	158,227	386,451	544,678
Depreciation	159,003	166,992	325,995
Amortization of intangible assets	-	154,436	154,436
Amortization of leasehold lands	23,247	-	23,247

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

20.	Segment Information (continued)

2005	Watch movements	Completed watches	Total
	$	$	$
Sales	58,843,209	4,235,200	63,078,409

Cost of sales	(55,069,673)	(1,956,363)	(57,026,036)

Segment result	3,773,536	2,278,837	6,052,373

Acquisition of leasehold lands	330,884	-	330,884
Acquisition of plant and equipment	243,504	-	243,504
Depreciation	183,180	75,947	259,127
Amortization of intangible assets	-	154,438	154,438
Amortization of leasehold lands	7,968	-	7,968

2004	Watch movements	Completed watches	Total
	$	$	$
Sales	36,533,084	-	36,553,084

Cost of sales	(34,608,653)	-	(34,608,653)

Segment result	1,944,431	-	1,944,431

Acquisition of plant and equipment	551,293	229,802	781,095
Acquisition of intangible assets	-	771,063	771,063
Depreciation	49,654	76,571	126,225
Amortization of intangible assets	-	35,382	35,382

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the years ended December, 2006, 2005 and 2004. Consequently, no segment information by geographical areas is presented.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

21.	Cost of sales

	Year ended December 31,
	2006	2005	2004
	$	$	$

Opening inventories	6,313,662	3,872,831	1,293,049
Purchases	71,429,324	59,466,867	37,188,435
Less: closing inventories	(6,246,185)	(6,313,662)	(3,872,831)

	71,496,801	57,026,036	34,608,653

22.	Administrative and other operating expenses

	Year ended December 31,
	2006	2005	2004
	$	$	$
Administrative expenses
Accounting fee	-	20,121	16,459
Advertising and promotion	2,502	19,718	66,914
Auditor’s remuneration	62,695	131,141	22,030
Director’s remuneration	61,713	61,713	61,623
Legal and professional fees	29,263	255,758	479,095
Mandatory provident fund contributions	18,749	18,802	15,346
Staff salaries	444,903	410,542	321,771
Other administrative expenses	11,187	9,150	8,320

	631,012	926,945	991,558

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

22.	Administrative and other operating expenses (continued)

	Year ended December 31,
	2006	2005	2004
	$	$	$
Other operating expenses
Amortization of intangible assets	154,436	154,438	35,382
Amortization of leasehold lands	23,247	7,968	-
Bank charges	132,670	60,735	22,565
Building management fee	10,830	14,512	6,846
Consultancy fee	109,701	50,770	1,284
Electricity and water	12,936	12,255	8,402
Loss on disposal of plant and equipment	7,715	-	-
Motor vehicle expenses	11,361	13,937	23,910
Rent and rates	108,312	138,992	49,865
Telephone	10,465	10,849	9,868
Other operating expenses	72,178	44,668	195,106

	653,851	509,124	353,228

	1,284,863	1,436,069	1,344,786

23.	Restatement

The Company has restated its financial statements for the years ended December 31, 2006, 2005, and 2004 to correct various accounting errors and/or disclosure omissions.

The restatement included the correction of errors with respect to the accounting for inventory by adjusting watch movement costing for the effects of vendor incentives from an as received basis to an accrual basis, as the Company is able to estimate the value of the incentives as inventory is purchased. The Company also restated average shares outstanding and actual shares outstanding to correct the accounting for the reverse merger transaction in January 2007. As a result of these corrections, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company also made various changes to footnote disclosures relating to these changes.

Below are summaries of the financial statement line items that were affected by the restatements described above.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Statement of Operations
Year ended December 31, 2006

		2006	2006	2006
		(As originally	(restated)	(Effect of
		reported)		adjustments)
		$	$	$

Net sales		81,134,275	81,134,275	-
Cost of sales		(71,393,755)	(71,496,801)	(103,046)

Gross profit		9,740,520	9,637,474	(103,046)
Other income	A	-	424,016	424,016
Depreciation		(325,995)	(325,995)	-
Administrative and other operating expenses	B	(1,291,837)	(1,284,863)	6,974

Income from operations		8,122,688	8,450,632	327,944
Other income	A	661,587	237,571	(424,016)
Interest expenses		(1,060,536)	(1,060,536)	-

Income before taxes		7,723,739	7,627,667	(96,072)
Income taxes		(1,325,761)	(1,307,728)	18,033

Net income		6,397,978	6,319,939	(78,039)

Earnings per share of common stock
- Basic		0.27	0.32	0.05
- Diluted		0.25	0.32	0.07

Weighted average number of shares of common stock
- Basic		23,156,629	19,454,420	(3,702,209)
- Diluted		25,406,977	19,454,420	(5,952,557)

A- to reclassify other income between operating and non-operating (refer to note 5).
B- to deduct the expenses of shell company from administration and other operating expense.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Statement of Operations
Year ended December 31, 2005

		2005	2005	2005
		(As originally	(restated)	(Effect of
		reported)		adjustments)
		$	$	$

Net sales		63,078,409	63,078,409	-
Cost of sales		(56,813,199)	(57,026,036)	(212,837)

Gross profit		6,265,210	6,052,373	(212,837)
Other income	A	-	938,573	938,573
Depreciation		(259,127)	(259,127)	-
Administrative and other operating expenses		(1,436,069)	(1,436,069)	-

Income from operations	A	4,570,014	5,295,750	725,736
Other income		1,094,772	156,199	(938,573)
Interest expenses		(514,637)	(514,637)	-

Income before taxes		5,150,149	4,937,312	(212,837)
Income taxes		(948,933)	(911,687)	37,246

Net income		4,201,216	4,025,625	(175,591)

Earnings per share of common stock
- Basic		0.18	0.21	0.03
- Diluted		0.16	0.21	0.05

Weighted average number of shares of common stock
- Basic		23,156,629	19,454,420	(3,702,209)
- Diluted		25,406,977	19,454,420	(5,952,557)

A- to reclassify other income between operating and non-operating.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Statement of Operations
Year ended December 31, 2004

	2004	2004	2004
	(As originally	(restated)	(Effect of
	reported)		adjustments)
	$	$	$

Net sales	36,553,084	36,553,084	-
Cost of sales	(34,584,844)	(34,608,653)	(23,809)

Gross profit	1,968,240	1,944,431	(23,809)
Other income	-	-	-
Depreciation	(126,225)	(126,225)	-
Administrative and other operating expenses	(1,344,786)	(1,344,786)	-

Income from operations	497,229	473,420	(23,809)
Other income	28,047	28,047	-
Interest expenses	(164,558)	(164,558)	-

Income before taxes	360,718	336,909	(23,809)
Income taxes	(136,117)	(131,951)	4,166

Net income	224,601	204,958	(19,643)

Earnings per share of common stock
- Basic	0.01	0.01	-
- Diluted	0.01	0.01	-

Weighted average number of shares of common stock
- Basic	23,156,629	19,454,420	(3,702,209)
- Diluted	25,406,977	19,454,420	(5,952,557)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Consolidated Balance Sheet
December 31, 2006

	2006	2006		2006
	(As originally	(restated)		(Effect of
	reported)			adjustments)
	$	$		$
ASSETS
Current Assets:
Cash and cash equivalents	319,814	316,621		(3,193)
Restricted cash	4,523,679	4,523,679		-
Accounts receivable	8,188,985	8,188,985		-
Prepaid expenses and other receivables	2,126,133	2,101,133	A	(25,000)
Tax prepayment	767	767		-
Inventories, net	6,620,361	6,246,185		(374,176)
Prepaid lease payments	22,958	22,958		-

Total Current Assets	21,802,697	21,400,328		(402,369)
Deferred tax assets	14,042	14,042		-
Plant and equipment, net	890,258	890,258		-
Leasehold lands	895,322	895,322		-
Held-to-maturity investments	301,196	301,196		-
Intangible assets	337,836	337,836		-
Restricted cash	257,301	257,301		-

TOTAL ASSETS	24,498,652	24,096,283		(402,369)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	770,360	770,360		-
Other payables and accrued liabilities	190,358	190,358		-
Advance from a related party	33,000	-	A	(33,000)
Income taxes payable	1,453,051	1,387,571		(65,480)
Unearned revenue	-	-		-
Bank borrowings	13,205,167	13,205,167		-

Total Current Liabilities	15,651,936	15,553,456		(98,480)
Deferred tax liabilities	31,711	31,711		-

TOTAL LIABILITIES	15,683,647	15,585,167		(98,480)

COMMITMENTS AND CONTINGENCIES

A – to eliminate the “prepaid expense and other receivables” and “advance from a related party” of the shell company from the accounting acquirer’s accounts.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Consolidated Balance Sheet (Cont’d)
December 31, 2006

	2006	2006	2006
	(As originally	(restated)	(Effect of
	reported)		adjustments)
	$	$	$
STOCKHOLDERS’ EQUITY
Preferred stock
Par value: 2006 - US$0.0001
Authorized: 2006 – 10,000,000 shares
Issued and outstanding: 2006 – none issued	-	-	-

Common stock
Par value: 2006 - US$0.0001
Authorized: 2006 – 100,000,000 shares
Issued and outstanding: 2006 - 19,454,420 shares	2,316	1,946	(370)
Additional paid-in capital	656,095	654,298	(1,797)
Accumulated other comprehensive income	7,470	7,470	-
Retained earnings	8,149,124	7,847,402	(301,722)

TOTAL STOCKHOLDERS’ EQUITY	8,815,005	8,511,116	(303,889)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,498,652	24,096,283	(402,369)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Consolidated Balance Sheet
December 31, 2005

	2005	2005	2005
	(As originally	(restated)	(Effect of
	reported)		adjustments)
	$	$	$
ASSETS
Current Assets:
Cash and cash equivalents	780,090	780,090	-
Restricted cash	4,306,474	4,306,474	-
Accounts receivable	4,829,586	4,829,586	-
Prepaid expenses and other receivables	394,236	394,236	-
Tax prepayment	16,367	16,367	-
Inventories, net	6,584,792	6,313,662	(271,130)
Prepaid lease payments	7,993	7,993	-

Total Current Assets	16,919,538	16,648,408	(271,130)
Deferred tax assets	-	-	-
Plant and equipment, net	682,901	682,901	-
Leasehold lands	315,939	315,939	-
Held-to-maturity investments	301,954	301,954	-
Intangible assets	584,149	584,149	-
Restricted cash	-	-	-

TOTAL ASSETS	18,804,481	18,533,351	(271,130)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	1,236,418	1,236,418	-
Other payables and accrued liabilities	145,249	145,249	-
Advance from a related party	28,854	28,854	-
Income taxes payable	864,205	816,758	(47,447)
Unearned revenue	1,598,314	1,598,314	-
Bank borrowings	10,064,129	10,064,129	-

Total Current Liabilities	13,937,169	13,889,722	(47,447)
Deferred tax liabilities	-	-	-

TOTAL LIABILITIES	13,937,169	13,889,722	(47,447)

COMMITMENTS AND CONTINGENCIES

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Consolidated Balance Sheet (Cont’d)
December 31, 2005

	2005	2005	2005
	(As originally	(restated)	(Effect of
	reported)		adjustments)
	$	$	$
STOCKHOLDERS’ EQUITY
Preferred stock
Par value: 2005 - none
Authorized: 2005 – none
Issued and outstanding: 2005 – none issued	-	-	-

Common stock
Par value: 2005 - US$0.0001
Authorized: 2005 – 100,000,000 shares
Issued and outstanding: 2005 - 19,454,420 shares	2,316	1,946	(370)
Additional paid-in capital	653,928	654,298	370
Accumulated other comprehensive income	13,549	13,549	-
Retained earnings	4,197,519	3,973,836	(223,683)

TOTAL STOCKHOLDERS’ EQUITY	4,867,312	4,643,629	(223,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	18,804,481	18,533,351	(271,130)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Consolidated Balance Sheet
December 31, 2004

	2004	2004		2004
	(As originally	(restated)		(Effect of
	reported)			adjustments)
	$	$		$
ASSETS
Current Assets:
Cash and cash equivalents	911,487	911,487		-
Restricted cash	3,551,304	3,551,304		-
Accounts receivable	3,369,326	3,369,326		-
Prepaid expenses and other receivables	727,934	727,934		-
Advance to a related party	50,900	-	A	(50,900)
Tax prepayment	-	-		-
Inventories, net	3,931,124	3,872,831		(58,293)
Prepaid lease payments	-	-		-

Total Current Assets	12,542,075	12,432,882		(109,193)
Deferred tax assets	-	-		-
Plant and equipment, net	696,552	696,552		-
Leasehold lands	-	-		-
Held-to-maturity investments	-	-		-
Intangible assets	736,934	736,934		-
Restricted cash	-	-		-

TOTAL ASSETS	13,975,561	13,866,368		(109,193)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	1,805,995	1,805,995		-
Other payables and accrued liabilities	41,798	41,798		-
Advance from a related party	140,196	89,296	A	(50,900)
Income taxes payable	95,640	85,439		(10,201)
Unearned revenue	3,197,160	3,197,160		-
Bank borrowings	7,400,775	7,400,775		-

Total Current Liabilities	12,681,564	12,620,463		(61,101)
Deferred tax liabilities	-	-		-

TOTAL LIABILITIES	12,681,564	12,620,463		(61,101)

COMMITMENTS AND CONTINGENCIES

A- to eliminate non-cash impacts of “advance to a related party” by “advance from a related party.”

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Consolidated Balance Sheet (Cont’d)
December 31, 2004

	2004	2004	2004
	(As originally	(restated)	(Effect of
	reported)		adjustments)
	$	$	$
STOCKHOLDERS’ EQUITY
Preferred stock
Par value: 2004 - none
Authorized: 2004 - none
Issued and outstanding: 2004 - none issued	-	-	-

Common stock
Par value: 2004 - US$0.0001
Authorized: 2004 - 100,000,000 shares
Issued and outstanding: 2004 - 19,454,420 shares	2,316	1,946	(370)
Additional paid-in capital	652,118	652,488	370
Accumulated other comprehensive income	412	412	-
Retained earnings	639,151	591,059	(48,092)

TOTAL STOCKHOLDERS’ EQUITY	1,293,997	1,245,905	(48,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	13,975,561	13,866,368	(109,193)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Statement of Cash Flows
Year ended December 31, 2006

	2006	2006		2006
	(As originally	(restated)		(Effect of
	reported)			adjustments)
	$	$		$
Cash flows from operating activities
Net income	6,397,978	6,319,939		(78,039)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	154,436	154,436		-
Amortization of leasehold lands	23,247	23,247		-
Depreciation	325,995	325,995		-
Loss on disposal of plant and equipment	7,715	7,715		-
Gain on disposal of intangible assets	(210,594)	(210,594)		-
Income taxes	1,325,761	1,307,728		(18,033)

Changes in operating assets and liabilities:
Accounts receivable	(3,369,347)	(3,369,347)		-
Prepaid expenses and other receivables	(1,731,789)	(1,706,789	) A	25,000
Inventories	(52,056)	50,990		103,046
Accounts payable	(462,658)	(462,658)		-
Other payables and accrued liabilities	45,445	45,445		-
Advance from related parties	4,237	-	A	(4,237)
Income taxes payable	(701,921)	(701,921)		-
Unearned revenue	(1,593,280)	(1,593,280)		-

Net cash flows provided by operating activities	163,169	190,906		27,737

Cash flows from investing activities
Acquisition of leasehold lands	(618,025)	(618,025)		-
Acquisition of plant and equipment	(544,678)	(544,678)		-
Proceeds from disposal of plant and equipment	2,031	2,031		-
Proceeds from disposal of intangible assets	300,849	300,849		-

Net cash flows used in investing activities	(859,823)	(859,823)		-

Cash flows from financing activities
Proceeds from issuance of common stocks	2,167	-	B	(2,167)
Proceeds from new short-term bank loans	1,700,622	1,700,622		-
Repayment of short-term bank loans	(525,535)	(525,535)		-
Repayment of a capital lease	-	-		-
Net advancement of other bank borrowings	1,789,269	1,789,269		-
Increase in restricted cash	(484,997)	(484,997)		-
Increase in bank overdrafts	199,893	199,893		-
Advance from a related party	-	(28,763	) A	(28,763)
Dividends paid	(2,446,373)	(2,446,373)		-

Net cash flows provided by financing activities	235,046	204,116		(30,930)

Net decrease in cash and cash equivalents	(461,608)	(464,801)		(3,193)
Effect of foreign currency translation on cash and cash equivalents	1,332	1,332		-
Cash and cash equivalents - beginning of year	780,090	780,090		-
Cash and cash equivalents - end of year	319,814	316,621		(3,193)

A - to eliminate the “prepaid expense and other receivables” and “advance from a related party” of the shell company from the accounting acquirer’s accounts.
B - to eliminate the common stock of the shell company.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Statement of Cash Flows
Year ended December 31, 2005

	2005	2005		2005
	(As originally	(restated)		(Effect of
	reported)			adjustments)
	$	$		$
Cash flows from operating activities
Net income	4,201,216	4,025,625		(175,591)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	154,438	154,438		-
Amortization of leasehold lands	7,968	7,968		-
Depreciation	259,127	259,127		-
Loss on disposal of plant and equipment	-	-		-
Gain on disposal of intangible assets	-	-		-
Income taxes	948,933	911,687		(37,246)

Changes in operating assets and liabilities:
Accounts receivable	(1,445,937)	(1,445,937)		-
Prepaid expenses and other receivables	334,759	334,759		-
Inventories	(2,633,977)	(2,421,140)		212,837
Accounts payable	(573,017)	(573,017)		-
Other payables and accrued liabilities	103,007	103,007		-
Advance from related parties	(60,511)	-	A	60,511
Income taxes payable	(199,079)	(199,079)		-
Unearned revenue	(1,603,082)	(1,603,082)		-

Net cash flows used in operating activities	(506,155)	(445,644)		60,511

Cash flows from investing activities
Acquisition of leasehold lands	(330,884)	(330,884)		-
Acquisition of held-to-maturity investments	(301,007)	(301,007)		-
Acquisition of intangible assets	-	-		-
Acquisition of plant and equipment	(243,504)	(243,504)		-
Proceeds from disposal of plant and equipment	-	-		-
Proceeds from disposal of intangible assets	-	-		-

Net cash flows used in investing activities	(875,395)	(875,395)		-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Statement of Cash Flows
Year ended December 31, 2005

	2005	2005		2005
	(As originally	(restated)		(Effect of
	reported)			adjustments)
	$	$		$
Cash flows from financing activities
Proceeds from new short-term bank loans	346,622	346,622		-
Repayment of short-term bank loans	(408,211)	(408,211)		-
Repayment of a capital lease	-	-		-
Net advancement of other bank borrowings	2,946,182	2,946,182		-
Increase in restricted cash	(755,170)	(755,170)		-
Increase in bank overdrafts	(250,997)	(250,997)		-
Advance from related parties	-	(60,511	) A	(60,511)
Dividends paid	(642,848)	(642,848)		-

Net cash flows provided by financing activities	1,235,578	1,175,067		(60,511)

Net decrease in cash and cash equivalents	(145,972)	(145,972)		-
Effect of foreign currency translation on cash and cash equivalents	14,575	14,575		-

Cash and cash equivalents - beginning of year	911,487	911,487		-

Cash and cash equivalents - end of year	780,090	780,090		-

A - to reclassify “advance from related party” from operating activities to financing activities.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Statement of Cash Flows
Year ended December 31, 2004

	2004	2004		2004
	(As originally	(restated)		(Effect of
	reported)			adjustments)
	$	$		$
Cash flows from operating activities
Net income	$224,601	204,958		(19,643)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of intangible assets	35,382	35,382		-
Amortization of leasehold lands	-	-		-
Depreciation	126,225	126,225		-
Loss on disposal of plant and equipment	-	-		-
Gain on disposal of intangible assets	-	-		-
Income taxes	136,117	131,951		(4,166)

Changes in operating assets and liabilities:
Accounts receivable	(1,997,310)	(1,997,310)		-
Prepaid expenses and other receivables	310	310		-
Inventories	(2,601,377)	(2,577,568)		23,809
Accounts payable	538,433	538,433		-
Other payables and accrued liabilities	370	370		-
Advance from related parties	122,571	-	A	(122,571)
Income taxes payable	(76,747)	(76,747)		-
Unearned revenue	3,191,721	3,191,721		-

Net cash flows used in operating activities	(299,704)	(422,275)		(122,571)

Cash flows from investing activities
Acquisition of leasehold lands	-	-		-
Acquisition of held-to-maturity investments	-	-		-
Acquisition of intangible assets	(771,063)	(771,063)		-
Acquisition of plant and equipment	(781,095)	(781,095)		-
Proceeds from disposal of plant and equipment	-	-		-
Proceeds from disposal of intangible assets	-	-		-

Net cash flows used in investing activities	(1,552,158)	(1,552,158)		-

Cash flows from financing activities
Proceeds from new short-term bank loans	140,937	140,937		-
Repayment of short-term bank loans	(11,527)	(11,527)		-
Repayment of a capital lease	(6,975)	(6,975)		-
Net advancement of other bank borrowings	4,176,477	4,176,477		-
Increase in restricted cash	(2,255,598)	(2,255,598)		-
Advance from related parties	-	122,571	A	122,571
Decrease in bank overdrafts	599,814	599,814		-
Dividends paid	-	-		-

Net cash flows provided by financing activities	2,643,128	2,765,699		122,571

A- to reclassify “advance from related party” from operating activities to financing activities.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

23.	Restatement (continued)

Statement of Cash Flows
Year ended December 31, 2004 (Con’t)

	2004	2004	2004
	(As originally	(restated)	(Effect of
	reported)		adjustments)
	$	$	$
Net increase in cash and cash equivalents	791,266	791,266	-
Effect of foreign currency translation on cash and cash equivalents	7,242	7,242	-
Cash and cash equivalents - beginning of year	112,979	112,979	-

Cash and cash equivalents - end of year	911,487	911,487	-

24.	Events after balance sheet date

Private placement

The Company entered into two subscription agreements (the “Subscription Agreement”) with certain investors pursuant to which the Company sold an aggregate of 2,250,348 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) at $1.29 per share for an aggregate gross proceeds of $2,952,946.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

24.	Events after balance sheet date (continued)

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