Form 10-Q/A
period 2007-03-31
ASIA TIME CORP
filed 2008-02-08
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO
FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-51981

ASIA TIME CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4062619 (I.R.S. Employer Identification No.)

Room 1601-1604, 16/F., CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong (Address of principal executive offices)	N/A (Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment No. 2”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by Asia Time Corporation (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 19, 2007 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-Q/A to the Original Filing filed with the SEC on September 26, 2007 (“Amendment No. 1”, and collectively with the Originally Filing, referred to as the “Original Filing as Amended”) is being filed to reflect revisions to Financial Statements, Management’s Discussion And Analysis Of Financial Condition And Results Of Operation, Risk Factors, and Controls and Procedures. The Company has revised its financial statements for the three months ended March 31, 2007 and 2006 to reflect various adjustments, primarily to account for all fees and costs related to the January 2007 reverse merger as a charge to operations, to adjust the accounting for inventories and cost of sales by accruing for vendor incentives, and to recognize stock-based compensation in 2007. As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company has also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger. These adjustments are more fully described at Note 19 of the Notes to the Financial Statements contained herein.

This Form 10-Q/A only amends information in Item 1 (Financial Statements), Item 1A (Risk Factors), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), and Item 4 (Controls and Procedures), and the other Items as presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing as Amended have been revised, re-executed and re-filed as of the date of this Amendment No. 2. Except for the foregoing amended and restated information, this Amendment No. 2 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

ASIA TIME CORPORATION.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Asia Time Corporation included in the Form 10-K/A for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 8, 2008.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
	(restated)	(restated)
ASSETS
Current Assets :
Cash and cash equivalents	170,340	316,621
Restricted cash	4,604,317	4,523,679
Accounts receivable	13,839,068	8,188,985
Prepaid expenses and other receivables - Note 8	5,680,051	2,101,133
Tax prepayment	-	767
Inventories, net - Note 9	878,367	6,246,185
Prepaid lease payments - Note 11	17,079	22,958

Total Current Assets	25,189,222	21,400,328
Deferred tax assets - Note 6	13,969	14,042
Plant and equipment, net - Note 10	820,489	890,258
Leasehold lands - Note 11	890,740	895,322
Held-to-maturity investments - Note 12	299,654	301,196
Intangible assets - Note 13	305,158	337,836
Restricted cash	299,654	257,301

TOTAL ASSETS	27,818,886	24,096,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	805,344	770,360
Other payables accrued liabilities - Note 14	139,455	190,358
Income tax payable	1,669,177	1,387,571
Bank borrowings - Note 15	12,661,617	13,205,167

Total Current Liabilities	15,275,593	15,553,456
Deferred tax liabilities - Note 6	31,548	31,711

TOTAL LIABILITIES	15,307,141	15,585,167

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Stated in US Dollars)

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
	(restated)	(restated)
STOCKHOLDERS’ EQUITY
Preferred stock - Note 16
Par value : 2007 - US$0.0001
Authorized: 2007 - 10,000,000 shares
Issued and outstanding: 2007 - 2,250,348 shares (2006 - none)	225	-

Common stock - Note 18
Par value : 2007 - US$0.0001
Authorized: 2007 - 100,000,000 shares
Issued and outstanding: 2007 - 23,156,629 shares (2006 - 19,454,420 shares)	2,316	1,946
Additional paid-in capital	4,898,949	654,298
Accumulated other comprehensive income	(44,607)	7,470
Retained earnings	7,654,862	7,847,402

TOTAL STOCKHOLDERS’ EQUITY	12,511,745	8,511,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	27,818,886	24,096,283

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
	(restated)	(restated)

Net sales	21,118,142	20,303,091
Cost of sales	(17,898,978)	(18,142,289)

Gross profit	3,219,164	2,160,802
Other income - Note 4	48,497	41,905
Depreciation	(65,431)	(75,753)
Administrative and other operating expenses, including stock-based compensation	(2,046,406)	(301,810)

Income from operations	1,155,824	1,825,144
Fees and costs related to reverse merger - Note 1	(736,197)	-
Other income - Note 4	29,929	42,913
Interest expense - Note 5	(239,429)	(200,556)

Income before taxes	210,127	1,667,501
Income taxes - Note 6	(402,667)	(294,945)

Net income (loss)	(192,540)	1,372,556

Earnings per common share
- Basic	(0.01)	0.07
- Diluted	(0.01)	0.07

Weighted average common shares
- Basic	23,156,629	19,454,420
- Diluted	23,156,629	19,454,420

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
	(restated)	(restated)
Cash flows from operating activities
Net income (loss)	(192,540)	1,372,556
Adjustments to reconcile net income (loss) to net cash
used in operating activities :
Stock-based compensation	1,611,563	-
Amortization of intangible assets	31,023	38,720
Amortization of leasehold lands	5,774	2,023
Depreciation	65,431	75,753
Gain on disposal of plant and equipment	-	(2,037)
Income taxes	402,667	294,945

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(5,705,639)	(766,647)
Prepaid expenses and other receivables	(3,573,152)	(396,270)
Inventories	5,347,553	(714,080)
Increase (decrease) in -
Accounts payable	39,021	187,074
Other payables and accrued liabilities	(63,519)	(18,395)
Income taxes payable	(112,158)	(33,989)
Unearned revenue	-	(1,238,248)

Net cash used in operating activities	(2,143,976)	(1,198,595)

Cash flows from investing activities
Acquisition of plant and equipment	(64)	(381,125)
Proceeds from disposal of plant and equipment	-	2,037

Net cash used in investing activities	(64)	(379,088)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock	2,641,683	-
Advances from related parties	(19,655)	(1,069,745)
Proceeds from new short-term bank loans	112,157	33,988
Repayment of short-term bank loans	(434,006)	(88,348)
Net advances under other short-term bank borrowings	(86,461)	3,945,193
Increase in restricted cash	(147,822)	(1,808,096)
Decrease in bank overdrafts	(68,773)	(109,056)

Net cash provided by financing activities	1,997,123	903,936

Net decrease in cash and cash equivalents	(146,917)	(673,747)
Effect of foreign currency translation on cash and cash equivalents	636	(266)
Cash and cash equivalents - beginning of period	316,621	780,090

Cash and cash equivalents - end of period	170,340	106,077

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Stated in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
	(restated)	(restated)
Supplemental disclosures of cash flow information :
Cash paid for :
Interest	239,429	200,556
Income taxes	112,158	33,989

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1.	Organization and Recapitalization (continued)

The Company agreed to register the 1,999,192 shares of common stock that were held by certain of the Company’s shareholders immediately prior to the closing of the Exchange Agreement. If the Company fails to register 1,999,192 shares due to failure on the part of the Company, additional shares of its common stock shall be issued to the respective shareholders in the amount of 0.0333% of their respective shares for each calendar day until the registration becomes effective. There is no maximum potential consideration to be transferred in connection with the registration of these shares. The Company agreed to file a registration statement no later than the tenth day after the end of the six month period that immediately follows the filing date of the initial registration statement (the "Required Filing Date"). The Company agreed to use reasonable best efforts to cause such registration statement to become effective within 120 days after the Required Filing Date or the actual filing date, whichever is earlier, or 150 days after the Required Filing Date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the Securities and Exchange Commission. In addition, the Company agreed to use its reasonable best efforts to maintain the registration statement effective for a period of 24 months at the Company's expense.

Restatement

The Company has revised its financial statements for the three months ended March 31, 2007 to reflect various adjustments, primarily to account for all fees and costs related to the January 2007 reverse merger as a charge to operations, to adjust the accounting for inventories and cost of sales by accruing for vendor incentives, and to recognize stock-based compensation in 2007. As a result of these adjustments, various income tax calculations were also revised, which effected net loss and also caused reclassifications to cash flows. The Company has also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger. These adjustments are more fully described at Note 19.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

2.	Description of business

The Company and its subsidiaries are engaged in trading of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd.	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding
Times Manufacturing & E-Commerce Corporation Ltd. (“TMEHK”)	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding
Billion Win International Enterprise Ltd. (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components
Goldcome Industrial Ltd. (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components
Citibond Industrial Ltd. (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components
Megamooch International Ltd. (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components
TME Enterprise Ltd.	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding
Citibond Design Ltd.	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive
Megamooch Online Ltd.	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

3.	Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3.	Summary of significant accounting policies

Consolidation

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

In the opinion of the management of the Company, the accompanying financial statements include all adjustments, including those of a normal recurring nature, necessary for a fair presentation of the results of operations for the three months ended March 31, 2007 and 2006. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements of Asia Time Corporation and the notes thereto for the years ended December 31, 2006, 2005 and 2004 as filed with Securities and Exchange Commission.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3.	Summary of significant accounting policies (continued)

Concentrations of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of accounts receivable. The Group extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral or other security. In order to minimize the credit risk, the management of the Group has delegated a team responsibility for determination of credit limits, credit approvals, and other monitoring procedures to ensure that follow-up action is taken to recover overdue debts. Further, the Group reviews the recoverable amount of each individual trade debt at each balance sheet date to ensure that adequate impairment losses are made for irrecoverable amounts. In this regard, the directors of the Group consider that the Group’s credit risk is significantly reduced. Other than set forth below, no customers represented 10% or more of the Group’s net sales and accounts receivable.

For the three months ended March 31, 2007 and 2006, customers representing 10% or more of the Group’s net sales and their related accounts receivable were as follows:

	Three months ended March 31,
	2007	2006
	$	$

Customer A	2,736,969	2,989,922
Customer B	2,136,233	2,881,040
Customer C	-	2,118,331

Net sales	4,873,202	7,989,293

Accounts receivable	1,239,793	709,970

Restricted cash

Deposits in banks for securities of bank borrowings that are restricted in use are classified as restricted cash.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

During the three months ended March 31, 2007 and 2006, the Company had no uncollectible accounts receivable and, accordingly, did not record any allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs, and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company has vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by the Company from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the three months ended March 31, 2007 and 2006, the Company did not make any allowance for slow-moving or defective inventories.

Leasehold land

Leasehold lands, representing upfront payments or land use rights, are recorded at their acquisition cost and amortized using the straight-line method over the lease terms.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

The Company recognizes revenue when the goods are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company provides pre and post sales service to its customers related to inventory management information in order to facilitate and manage sales to customers. By providing such services to keep track of customers’ inventory levels, the Company can manage and replenish inventory levels on a timely basis. The Company’s integration, design and development and management services provide customers with watch design assistance, components outsourcing or other project support, and are generally completed prior to a sale and do not continue post-delivery. There is no requirement that these services be provided for a sale to take place, nor is their any objective or reliable evidence of a separate fair value, or if no longer offered or ceased to be offered would a right of return be created for the goods sold. The Company believes these services are part of the sales process and are not a customer deliverable, and are therefore charged to selling expense or cost of sales, as appropriate.

Income taxes

The Group uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3.	Summary of significant accounting policies (continued)

Earnings per share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been issued at the beginning of the periods presented, or date of issuance, if later. Potential common shares that have an anti-dilutive effect (i.e., that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share.

The Company did not have any potentially dilutive common share equivalents during the three months ended March 31, 2006. As the Company had a net loss for the three months ended March 31, 2007, the calculation of diluted earnings per share for the period excluded the effect of the Series A Convertible Preferred Stock on an “as converted” basis, since the effect would have been anti-dilutive. Basic and diluted earnings per share were thus the same for the three months ended March 31, 2007.

The following table is a reconciliation of the weighted average common shares used in the computation of basic and diluted earnings per share for the periods presented:

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3.	Summary of significant accounting policies (continued)

Earnings per share (continued)

	Three Months Ended March 31,
	2007			2006
		Weighted			Weighted
	Net	Average		Net	Average
	Loss	Shares	Per Share	Income	Shares	Per Share

Earnings per share - basic
Net income (loss)	$(192,540)	23,156,629	$(0.01)	$1,372,556	19,454,420	$0.07
Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Earnings per share - diluted
Net income (loss)	$(192,540)	23,156,629	$(0.01)	$1,372,556	19,454,420	$0.07

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3.	Summary of significant accounting policies (Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have equity awards outstanding at December 31, 2005.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

The Company did not recognize any stock-based compensation during the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company recorded $1,611,563, as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement described at Note 16.

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, if any. The Company did not have any material unrecognized tax benefits as of January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Although the Company will continue to evaluate the provisions of SFAS 157, the Company currently does not believe the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company has not chosen to early adopt this statement. Although the Company will continue to evaluate the provisions of SFAS 159, management currently does not believe the adoption of SFAS 159 will have a material impact on the Company’s consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

4.	Other income

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Operating income
License fee of intangible assets	32,716	41,905
Rental income	15,781	-

	48,497	41,905
Non-operating income
Bank interest income	29,002	36,343
Net exchange gains	927	109
Other interest income	-	6,461

	29,929	42,913

	78,426	84,818

5.	Interest expense

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Interest on bank trust receipts	219,502	179,554
Interest on short-term bank loans	9,583	5,175
Interest on bank overdrafts	10,344	15,827

	239,429	200,556

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

6.	Income taxes

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
Hong Kong profits tax
Current period	402,667	294,945

The Company’s subsidiaries operating in Hong Kong are subject to a tax of 17.5% on the estimated assessable profits during the periods. During the three months ended March 31, 2007 and 2006, the effective tax rate was (191.6)% and 17.7%, respectively. The effective tax rate in 2007 would have been 15.7% if non-deductible stock-based compensation and reverse merger costs had been excluded from the calculation.

Deferred tax (assets) liabilities as of March 31, 2007 and 2006 are composed of the following:

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax
depreciation on plant and equipment	17,579	17,669

Deferred tax liabilities, net	17,579	17,669

Recognized in the balance sheet:
Net deferred tax assets	(13,969)	(14,042)
Net deferred tax liabilities	31,548	31,711

	17,579	17,669

Deferred tax assets of the Company relating to the tax effect of the change in valuation allowance of the Company have not been accounted for in the financial statements for the three months ended March 31, 2007 and 2006, as management determined that it was more likely than not that these tax losses would not be utilized in the foreseeable future. There was no other significant unprovided deferred taxation of the Company at March 31, 2007 or December 31, 2006.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

7.	Comprehensive income

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$

Net income	(192,540)	1,372,556
Foreign currency translation adjustment	(52,077)	(4,067)

Total comprehensive income	(244,617)	1,368,489

8.	Prepaid expenses and other receivables

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Rebate receivable	1,695,002	-
Interest receivable	-	20,218
Rental receivable	-	46,314
Other receivable	50,015	-
Purchase deposits paid	3,306,826	1,530,372
Sales proceeds of intangible assets receivable	299,501	301,042
Other deposits and prepayments	328,707	203,187

	5,680,051	2,101,133

9.	Inventories

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Completed watches, at cost	762,191	1,745,648
Watch movements, cost	194,602	4,500,537

	878,367	6,246,185

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

10.	Plant and equipment

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Buildings	241,109	242,350
Furniture and fixtures	490,406	492,866
Office equipment	145,164	145,911
Machinery and equipment	319,979	321,626
Moulds	382,696	384,665
Motor vehicles	45,693	45,928

	1,625,047	1,633,346

Accumulated depreciation
Buildings	9,868	8,441
Furniture and fixtures	260,501	237,508
Office equipment	107,653	100,612
Machinery and equipment	108,995	93,475
Moulds	289,716	276,936
Motor vehicles	27,825	26,116

	804,558	743,088

Net
Buildings	231,241	233,909
Furniture and fixtures	229,905	255,358
Office equipment	37,511	45,299
Machinery and equipment	210,984	228,151
Moulds	92,980	107,729
Motor vehicles	17,868	19,812

	820,489	890,258

Depreciation expenses included in administrative and other operating expenses for the three months ended March 31, 2007 and March 31, 2006 are $65,431 and $75,753, respectively.

As at March 31, 2007 and December 31, 2006, the carrying amount of buildings pledged as security for the Group’s banking facilities amounted to $231,241 and $233,909, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

11.	Leasehold lands

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Cost	944,653	949,514

Accumulated amortization	36,834	31,234

Net	907,819	918,280

Analyzed for reporting purposes as:
Current asset	17,079	22,958
Non-current asset	890,740	895,322

	907,819	918,280

Amortization expenses included in administrative and other operating expenses for the three months ended March 31, 2007 and March 31, 2006 are $5,774 and $2,023, respectively.

As at March 31, 2007 and December 31, 2006, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $907,819 and $918,280, respectively.

12.	Held-to-maturity investments

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	299,654	301,196

The carrying amount of the held-to-maturity investment approximates its fair value at March 31, 2007.

As at March 31, 2007 and December 31, 2006, the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $299,654 and $301,196, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

13.	Intangible assets

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Trademarks	199,667	200,695
Websites	419,301	421,459

	618,968	622,154
Accumulated amortization
Trademarks	121,797	112,389
Websites	192,013	171,929

	313,810	284,318
Net
Trademarks	77,870	88,306
Websites	227,288	249,530

	305,158	337,836

Amortization expenses included in administrative and other operating expenses for the three months ended March 31, 2007 and March 31, 2006 are $31,023 and $38,720, respectively.

14.	Other payables and accrued liabilities

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Accrued expenses	130,496	181,352
Sales deposits received	8,959	9,006

	139,455	190,358

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

15.	Bank borrowings

	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Secured:
Bank overdrafts repayable on demand	480,280	551,714
Repayable within one year
Non-recurring bank loans	1,141,262	1,469,866
Other bank borrowings	11,040,075	11,183,587

	12,661,617	13,205,167

As of March 31, 2007, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,139,060 (note 10 and 11);

(b)	charge over bank deposits of $4,903,971;

(c)	charge over held-to-maturity investments of $299,654 (note 12)

(d)	personal guarantee executed by a director of the Company; and

(e)
other financial covenant :- The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $1,283,038. The Company’s subsidiary was in compliance with this requirement at March 31, 2007.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

16.	Common stock and convertible preferred stock

A reconciliation of certain of the equity accounts of SRKP 9, Inc. and Times Manufacture as a result of the January 2007 reverse merger is as follows:

		Series A Convertible Preferred Stock		Common Stock		Additional
		($0.0001 Par Value)		($0.0001 Par Value)		Paid-In
		Shares	Amount	Shares	Amount	Capital

Balances, December 31, 2006		0	$0	19,454,420	$1,946	$654,298
Jan. 23, 2007	Shares issued to SRKP 9 founders:
	Originally issued on Jan. 3, 2006; deemed issued on Jan. 23, 2007 for reverse merger purposes	-	-	2,700,000	270	(270)
	Issued in connection with 1.371188519- for-1 retroactive stock split			1,002,209	100	(100)
Jan. 23, 2007	Adjustment to SRKP 9 accounts to reflect reverse merger	-	-	-	-	(7,999)
Jan. 23, 2007	Gross proceeds from shares sold in offering - initial closing	1,749,028	175	-	-	2,256,071
Jan. 23, 2007	Offering costs - initial closing (9% of gross)	-	-	-	-	(203,062)
Jan.23, 2007	Stock-based compensation	-	-	-	-	1,611,563
Feb. 9, 2007	Gross proceeds from shares sold in offering - final closing	501,320	50	-	-	646,651
Feb. 9, 2007	Offering costs - initial closing (9% of gross)	-	-	-	-	(58,203)
Balances, March 31, 2007		2,250,348	$225	23,156,629	$2,316	$4,898,949

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

16.	Common stock and convertible preferred stock (continued)

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

The shares of the Company’s Series A Preferred Stock are convertible into shares of common stock at a conversion price equal to the share purchase price, subject to adjustments. Accordingly, each share of Series A Preferred Stock is initially convertible into one share of common stock.

If the Company at any time prior to the first trading day on which the common stock is quoted on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange (each a “Trading Market”) sells or issues any shares of common stock in one or a series of transactions at an effective price less than such conversion price where the aggregate gross proceeds to the Company are at least $1,000,000, then the aforementioned conversion price shall be reduced to such effective price. Each share of Series A Convertible Preferred Stock shall automatically convert into shares of common stock if (i) the closing price of the common stock on the Trading Market for any 10 consecutive trading day period exceeds $3.00 per share, (ii) the shares of common stock underlying the Series A Convertible Preferred Stock are subject to an effective registration statement, and (iii) the daily trading volume of the common stock on a Trading Market exceeds 25,000 shares per day for 10 out of 20 prior trading days.

The Company agreed to file a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the Subscription Agreement with each investor.

The Company agreed to a penalty provision with respect to its obligation to register the Series A Convertible Preferred Stock. If the Company fails to register the Series A Convertible Preferred Stock due to failure on the part of the Company, the Company will pay to the holders of Series A Convertible Preferred Stock a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. There is no maximum potential consideration to be transferred. The Company is required to file the registration statement no later than thirty days after the consummation of the Private Placement and agreed to use reasonable best efforts to cause such Registration Statement to become effective within one hundred and fifty 150 days after the closing of the Private Placement, or one hundred eighty 180 days if the Registration Statement is subject to a full review by the SEC. The Company is also required to use its reasonable best effort to maintain the Registration Statement effective for a period of twenty-four 24 months at the Company’s expense.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

16.	Common stock and convertible preferred stock (continued)

The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be listed or quoted on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up every 30 days on a pro rata over a nine month period beginning on the date that is 30 days after listing or quotation of the shares.

In connection with the Private Placement, in January and February 2007, Kwong Kai Shun, the Company's Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors in the Private Placement pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if the Company's net income for 2006 or 2007 (subject to specified adjustments) as set forth in its filings with the SEC is less than $6,300,000 or $7,700,000, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon the Company's actual net income, if any, for such fiscal years. In addition, Mr. Kwong has agreed to purchase all of the shares of Series A Preferred Stock then held by such investors at a per share purchase price of $1.29 if the Company's common stock fails to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before June 30, 2007, which has been subsequently extended to March 31, 2008. The number of shares that Mr. Kwong will distribute to shareholders will be determined by the number of shares of common stock that have not been sold by the investors, multiplied by the shortfall in a valuation agreed upon by the parties. The agreed upon shortfall in valuation is calculated using the $1.29 purchase price per share of the common stock, the actual amount of net income for either 2006 or 2007 (subject to specified adjustments) and a price earnings ratio set at 5 for 2006 and 4 for 2007. In no circumstances will Mr. Kwong be required to distribute in excess of 2,326,000 shares. In the event that Mr. Kwong transfers any shares to investors, it is anticipated that the transfer will be effected under an exemption from registration pursuant to the Securities Act of 1933, as amended.

The Company has accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between the Company and Mr. Kwong. Accordingly, the Company determined the fair value of the stock-based compensation related to the Escrow Shares by employing a binomial tree model, which is commonly used to value performance-based equity compensation packages. The valuation model used a volatility factor of 57%, a risk-free interest rate of 5.7%, and weekly steps to incorporate various possible scenarios for net income and common stock price. The probability at each quarter-end represents the probability of achieving the annual 2006 and 2007 net income targets specified in the Escrow Agreement. This quarterly probability is a time-weighted average of the implicit probabilities of achieving each net income target. The probabilities are calculated using multi-period scenario analyses through a backward induction tree, which generated an aggregate fair value for the Escrow Shares of $2,433,650. The inputs to the valuation mode were based on actual quarterly net income and estimates made by the Company that the required annual net income would be equaled or exceeded.

As the performance conditions under this compensatory stock plan relate to the attainment of specific defined net income milestones for both 2006 and 2007, the Company has determined that the appropriate period over which to recognize the charge to operations for the aggregate fair value of this compensatory stock plan of $2,433,650 is the 11-month period from February 2007 through December 2007, which is the period of vesting (which is equivalent to the period of benefit), since this is the period in which the Escrow Shares are subject to the Escrow Agreement.

The Company has allocated the $2,433,650 based on the quarterly weighted average of the implicit probabilities of achieving each net income target. The cumulative probability factor at March 31, 2007 was 66.22%. Accordingly, 66.22% of $2,433,650, or $1,611,563, was charged to operations for the three months ended March 31, 2007.

Approximately 66% of the aggregate fair value of $2,433,650 was charged to operations during the three months ended March 31, 2007 because at March 31, 2007 it appeared probable (but not certain) that the Company would meet or exceed the required net income for 2006, and net income for the three months ended March 31, 2007 was within expectations.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

16.	Common stock and convertible preferred stock (continued)

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $4,900 and $4,718 for the three months ended March 31, 2007 and 2006, respectively.

18.	Segment Information

For management purposes, the Company is currently organized into two principal activities - sale of watch movements (components) and sale of completed watches. These principal activities are the basis on which the Company reports its primary segment information.

Three months ended March 31, 2007	Watch Movements	Completed Watches	Total
	$	$	$
Sales	19,224,066	1,894,076	21,118,142

Cost of sales	(16,922,125)	(976,853)	(17,898,978)

Segment result	2,301,941	917,223	3,219,164

Three months ended March 31, 2006	Watch Movements	Completed Watched	Total
	$	$	$
Sales	18,184,751	2,118,340	20,303,091

Cost of sales	(17,027,271)	(1,115,018)	(18,142,289)

Segment result	1,157,480	1,003,322	2,160,802

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

18.	Segment Information (continued)

The Company’s operations are conducted primarily in Hong Kong and China and the Company’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Company’s corresponding consolidated totals for the three months and three months ended March 31, 2007 and 2006. Consequently, no segment information by geographical areas is presented.

19.	Restatement

The Company has restated its financial statements for the three months ended March 31, 2007 and 2006 to correct various accounting errors and/or disclosure omissions.

The restated financial statements include adjustments to account for all fees and costs related to the January 2007 reverse merger (see Note 1) as a charge to operations, to account for inventories by adjusting watch movement costing for the effects of vendor incentives from an as received basis to an accrual basis, as the Company was able to estimate the value of the incentives as inventory is purchased, and to recognize stock-based compensation cost related to the Escrow Agreement (see Note 16). As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company has also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger (see Note 1). The Company also made various changes to footnote disclosures relating to these revisions.

Below are summaries of the financial statement line items that were affected by the restatements described above.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

19.	Restatement (continued)

Statement of Operations
Three months ended March 31, 2007 (Unaudited)

	2007	2007	2007
	(As originally reported)	(As restated)	(Effect of adjustment)
	$	$	$
Net sales	21,118,142	21,118,142	-
Cost of sales	(18,255,983)	(17,898,978)	357,005

Gross profit	2,862,159	3,219,164	357,005
Other income		48,497	48,497
Depreciation	(65,431)	(65,431)	-
Administrative and other operating expenses, including stock-based compensation	(434,843)	(2,046,406)	(1,611,563)

Income from operations	2,361,885	1,155,824	(1,206,061)
Fees and costs related to reverse merger	-	(736,197)	(736,197)
Other income	78,426	29,929	(48,497)
Interest expense	(239,429)	(239,429)	-

Income before taxes	2,200,882	210,127	(1,990,755)
Income taxes	(405,672)	(402,667)	3,005

Net income (loss)	1,795,210	(192,540)	(1,987,750)

Earnings per common share
- Basic	0.08	(0.01)	(0.09)
- Diluted	0.07	(0.01)	(0.08)

Weighted average common shares
- Basic	23,156,629	23,156,629	-
- Diluted	23,156,629	23,791,074	(634,445)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

19.	Restatement (continued)

Statement of Operations
Three months ended March 31, 2006 (Unaudited)

	2006	2006	2006
	(As originally reported)	(As restated)	(Effect of adjustment)
	$	$	$
Net sales	20,303,091	20,303,091	-
Cost of sales	(18,080,818)	(18,142,289)	61,471

Gross profit	2,222,273	2,160,802	61,471
Other income		41,905	-
Depreciation	(75,753)	(75,753)	-
Administrative and other operating expenses, including stock-based compensation	(314,342)	(301,810)	-

Income from operations	1,832,178	1,825,144	61,471
Other income	84,818	42,913	-
Interest expense	(200,556)	(200,556)	-

Income before taxes	1,716,440	1,667,501	61,471
Income taxes	(297,150)	(294,945)	(2,205)

Net income	1,419,290	1,372,556	59,266

Earnings per common share
- Basic	0.06	0.07	0.01
- Diluted	0.06	0.07	0.01

Weighted average common shares
- Basic	23,156,629	19,454,420	(3,702,209)
- Diluted	25,406,977	19,454,420	(5,952,557)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

19.	Restatement (continued)

Consolidated Balance Sheet
Three months ended March 31, 2007 (unaudited)

	2007	2007	2007
	(As originally reported)	(As restated)	(Effect of adjustment)
	$	$	$
ASSETS
Current Assets :
Cash and cash equivalents	170,340	170,340	-
Restricted cash	4,604,317	4,604,317	-
Accounts receivable	13,839,068	13,839,068	-
Prepaid expenses and other receivables	5,675,551	5,680,051	4,500
Inventories, net	895,538	878,367	(17,171)
Prepaid lease payments	17,079	17,079	-

Total Current Assets	25,201,893	25,189,222	(12,671)
Deferred tax assets	13,969	13,969	-
Plant and equipment, net	820,489	820,489	-
Leasehold lands	890,740	890,740	-
Held-to-maturity investments	299,654	299,654	-
Intangible assets	305,158	305,158	-
Restricted cash	299,654	299,654	-

TOTAL ASSETS	27,831,557	27,818,886	(12,671)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	805,344	805,344	-
Other payables and accrued liabilities	139,455	139,455	-
Income tax payable	1,737,662	1,669,177	(68,485)
Bank borrowings	12,661,617	12,661,617	-

Total Current Liabilities	15,344,078	15,275,593	(68,485)
Deferred tax liabilities	31,548	31,548	-

TOTAL LIABILITIES	15,375,626	15,307,141	(68,485)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

19.	Restatement (continued)

Consolidated of Balance Sheet (continued)
Three months ended March 31, 2007 (unaudited)

	2007	2007	2007
	(As originally reported)	(As restated)	(Effect of adjustment)
	$	$	$
STOCKHOLDERS’ EQUITY
Preferred stock
Par value : 2007 - US$0.0001
Authorized: 2007 - 10,000,000 shares
Issued and outstanding: 2007 - 2,250,348 shares	225	225	-

Common stock
Par value : 2007 - US$0.0001
Authorized: 2007 - 100,000,000 shares
Issued and outstanding: 2007 - 23,156,629 shares	2,316	2,316	-
Additional paid-in capital	2,553,663	4,898,949	2,345,286
Accumulated other comprehensive income	(44,607)	(44,607)	-
Retained earnings	9,944,334	7,654,862	(2,289,472)

TOTAL STOCKHOLDERS’ EQUITY	12,455,931	12,511,745	55,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	27,831,557	27,818,886	(12,671)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

19.	Restatement (continued)

Statement of Cash Flows
Three months ended March 31, 2007 (unaudited)

	2007	2007	2007
	(As originally reported)	(As restated)	(Effect of adjustment)
	$	$	$
Cash flows from operating activities
Net income (loss)	1,795,210	(192,540)	(1,987,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities :
Stock-based compensation	-	1,611,563	1,611,563
Amortization of intangible assets	31,023	31,023	-
Amortization of leasehold lands	5,774	5,774	-
Depreciation	65,431	65,431	-
Income taxes	405,672	402,667	(3,005)
Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(5,705,639)	(5,705,639)	-
Prepaid expenses and other receivables	(3,568,652)	(3,573,152)	(4,500)
Inventories	5,704,558	5,347,553	(357,005)
Increase (decrease) in -
Accounts payable	39,021	39,021	-
Other payables and accrued liabilities	(63,519)	(63,519)	-
Advances from related parties	(19,655)	-	19,655
Income taxes payable	(112,158)	(112,158)	-

Net cash used in operating activities	(1,422,934)	(2,143,976)	(721,042)

Cash flows from investing activities
Acquisition of plant and equipment	(64)	(64)	-

Net cash used in investing activities	(64)	(64)	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

19.	Restatement (continued)

Statement of Cash Flows (Continued)
Three months ended March 31, 2007 (unaudited)

	2007	2007	2007
	(As originally reported)	(As restated)	(Effect of adjustment)
	$	$	$
Cash flows from financing activities
Proceeds from issuance of common stock	1,897,793	-	(1,897,793)
Proceeds from issuance of Series A convertible preferred stock	-	2,641,683	2,641,683
Advances from related parties	-	(19,655)	(19,655)
Proceeds from new short-term bank loans	-	112,157	112,157
Repayment of short-term bank loans	(321,849)	(434,006)	(112,157)
Net advances under other short-term bank borrowings	(86,461)	(86,461)	-
Increase in restricted cash	(147,822)	(147,822)	-
Decrease in bank overdrafts	(68,773)	(68,773)	-

Net cash provided by financing activities	1,272,888	1,997,123	724,235

Net decrease in cash and cash equivalents	(150,110)	(146,917)	3,193
Effect of foreign currency translation on cash and cash equivalents	636	636	-
Cash and cash equivalents - beginning of period	319,814	316,621	(3,193)

Cash and cash equivalents - end of period	170,340	170,340	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

19.	Restatement (continued)

Statement of Cash Flows
Three months ended March 31, 2006 (unaudited)

	2006	2006	2006
	(As originally reported)	(As restated)	(Effect of adjustment)
	$	$	$
Cash flows from operating activities
Net income	1,419,290	1,372,556	46,734
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	38,720	38,720	-
Amortization of leasehold lands	2,023	2,023	-
Depreciation	75,753	75,753	-
Gain on disposal of plant and equipment	(2,037)	(2,037)	-
Income taxes	297,150	294,945	2,205
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(766,647)	(766,647)	-
Prepaid expenses and other receivables	(1,404,441)	(396,270)	(1,008,171)
Inventories	232,620	(714,080)	946,700
Increase (decrease) in -
Accounts payable	187,074	187,074	-
Other payables and accrued liabilities	(395)	(18,395)	(18,000)
Advances from related parties	(1,069,745)	-	1,069,745
Income taxes payable	(33,989)	(33,989)	-
Unearned income	(1,238,248)	(1,238,248)	-

Net cash used in operating activities	(2,262,872)	(1,198,595)	1,064,277

Cash flows from investing activities
Acquisition of plant and equipment	(381,125)	(381,125)	-
Proceeds from disposal of plant and equipment	2,037	2,037	-

Net cash used in investing activities	(379,088)	(379,088)	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

19.	Restatement (continued)

Statement of Cash Flows (continued)
Three months ended March 31, 2006 (unaudited)

	2006	2006	2006
	(As originally reported)	(As restated)	(Effect of adjustment)
	$	$	$
Cash flows from financing activities
Proceeds from issuance of common stock	2,167	-	(2,167)
Advances from related parties	-	(1,069,745)	(1,069,745)
Proceeds from new short-term bank loans	-	33,988	33,988
Repayment of short-term bank loans	(54,359)	(88,348)	(33,989)
Net advances under short-term bank borrowings	3,945,192	3,945,193	-
Increase in restricted cash	(1,808,096)	(1,808,096)	-
Decrease in bank overdrafts	(109,056)	(109,056)	-

Net cash provided by financing activities	1,975,848	903,936	(1,071,912)

Net decrease in cash and cash equivalents	(666,112)	(673,747)	(7,635)
Effect of foreign currency translation on cash and cash equivalents	(266)	(266)	-
Cash and cash equivalents - beginning of period	780,090	780,090	-

Cash and cash equivalents - end of period	113,712	106,077	(7,635)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

20.	Subsequent Events

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

US $8,000,000 Variable Rate Convertible Bonds

The Bonds were issued further to a trust deed between the Company and The Bank of New York, London Branch, dated November 13, 2007 (the “Trust Deed”), and are represented by the global certificate in the form as set forth in the Trust Deed. The bonds are subject to a paying and conversion agency agreement between the Company, The Bank of New York, and The Bank of New York, London Branch,

The Bonds are subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Terms and Conditions of the Bonds (the “Terms”) contained in the Trust Deed, set forth, among other things, the following terms:

- The Bonds bear interest from November 13, 2007 at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

- Each Bond is convertible at the option of the holder at any time on and after 365 days after the date the Company’s shares of common stock commence trading on the American Stock Exchange or any alternative stock exchange (the “Listing Date”) into shares of common stock of the Company at an initial per share conversion price (“Conversion Price”) equal to the price per share at which shares are sold in the Company’s proposed initial public offering on the American Stock Exchange (“AMEX”) with minimum gross proceeds of US$2,000,000. If no initial public offering has occurred prior to conversion, the Conversion Price will be US$2.00, subject to adjustment according to the Terms of the Bonds. No Bonds may be converted after the close of business on November 13, 2012, or if such Bond is called for redemption before the maturity date, then up to the close of business on a date no later than seven business days prior to the date fixed for redemption thereof.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

20.	Subsequent Events (continued)

- The number of shares of the Company’s common stock to be issued on conversion of the Bonds will be determined by dividing the principal amount of each Bond to be converted by the Conversion Price in effect at the conversion date. The Conversion Price is subject to adjustment in certain events, including the Company’s issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable Conversion Price of the Bonds. If for the period of 20 consecutive trading days immediately prior to November 13, 2009 or September 29, 2012, the Conversion Price for the Bonds is higher than the average closing price for the shares, then the Conversion Price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the Conversion Price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

 - If on or before November 13, 2008, (i) the Company common stock is not listed on AMEX or the New York Stock Exchange or NASDAQ or (ii) the Bonds, Warrants, and shares underlying the Bonds and Warrants are not registered with the Securities and Exchange Commission (the “SEC”), the holder of the Bonds can require the Company to redeem the Bonds at 106.09% of their principal amount. Also, at any time after November 13, 2010, the holders of the Bonds can require the Company to redeem the Bonds at 126.51% of their principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

21.	Subsequent Events (continued)

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

Accounting for Bonds and Warrants

At November 13, 2007, the date of issuance, the Company determined the fair value of the Bonds to be zero, net of discounts for the fair value of the Warrants and the beneficial conversion feature aggregating $7,760,000, which were determined using the relative fair value method in accordance with APB 14 and EITF 98-5. The Warrants and the beneficial conversion feature were valued at $1,652,701 and $6,107,299, respectively, with the fair value of the Warrants calculated using the Black-Scholes valuation model with a stock price fair value of $3.50 per share (the mid-point of the pending initial public offering) and the fair value of the beneficial conversion feature calculated using a conversion price of $2.00 per share (which is the Bond conversion price called for if the Company does not complete an initial public offering) and a fair value of $3.50 per share. The total amount allocated to the beneficial conversion feature is limited to the face value of the Bond, net of the Warrant fair value. The Bond discounts related to the Warrants and the beneficial conversion feature will be included in additional paid-in capital. The discounts will be recorded as interest expense over the five-year term of the Bonds using the interest method. The value of the Warrants and beneficial conversion feature are subject to adjustment based on the actual public offering price when the Company completes such an offering. There will be very significant adjustments to the aforementioned discounts if the actual initial public offering price is $3.50 per share, as the actual number of shares issuable upon conversion of the Bonds will decrease from 4,000,000 shares to 2,285,714 shares, and the beneficial conversion feature will decrease accordingly. The Company will recalculate these amounts after its initial public offering based on the public offering price and will make any appropriate adjustments.

As indicated above, the Company will redeem each unconverted Bond at 150.87% of its principal amount on November 13, 2012 (the maturity date). Based on this commitment, the Company has determined the total redemption premium to be $4,069,600, which is in addition to the original face value of the Bonds of $8,000,000. This redemption premium will be amortized to interest expense over the term of the Bonds by the interest method.

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 91% of our revenue for the three months ended March 31, 2007. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. As a part and included in our sale of watch movements, we provide a variety of value-added services, including automated inventory management services, integration, design and development, management, and support services.

Recent Events

January 2007 Private Placement

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

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors pursuant to which he agreed to purchase all of the shares of Series A Preferred Stock then held by such investors at a per share purchase price of $1.29 if our common stock fails to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before June 30, 2007, which has been subsequently extended to March 31, 2008. In addition, Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, as set forth in our filings with the SEC is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the three months ended March 31, 2007, we recorded a charge to operations of $1,611,563 to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares.

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

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the three months ended March 31, 2007 was $19.2 million, with a gross profit $2.3 million, a 5.7% and 87.9% increase, respectively, as compared to $18.2 million in revenue and $1.2 million in gross profit for the three months ended March 31, 2006. The gross profit margin increased to 12.0% for the three months ended March 31, 2007 from 6.4% for the same period in 2006, primarily due to more diversified products being promoted to customers and higher selling prices as a result of extended credit terms to our customers. We provide a wide product spectrum of products carrying major brands as well as middle-low end China movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 300 watch manufacturers. In addition, we have extended our credit period from an average to 30 days to 60 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. We have vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by us from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the nine months ended September 30, 2007 and 2006, we did not make any allowance for slow-moving or defective inventories.

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

We did not recognize any stock-based compensation during the three months or six months ended March 31, 2006. During the three months ended March 31, 2007, we recorded $1,611,563 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement, as described above.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three Months Ended March 31,
	2007	2006
Net Sales	100.0%	100.0%
Cost of Sales	84.8%	89.4%
Gross Profit	15.2%	10.6%
Other Income	0.2%	0.2%
Depreciation	0.3%	0.4%
Administrative and other operating expenses, including stock-based compensation	9.7%	1.5%
Income from Operations	5.4%	8.9%
Fees and Costs related to Reverse Merger	3.5%	-
Other Income	0.1%	0.2%
Interest Expense	1.1%	1.0%
Income before Taxes	0.9%	8.1%
Income Taxes	1.9%	1.5%
Net Income	-1.0%	6.6%

Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006

Net sales for the three months end March 31, 2007 was $21.1 million as compared to $20.3 million for the comparable period in 2006, an increase of $0.8 million, or 4.0%. This increase was primarily due to an increase in sales of watch movements. Net sales of movements was $19.2 million for the three months end March 31, 2007, accounting for approximately 91.0% of our total sales for the period, an increase of 5.7% as compared to $18.2 million for the comparable period in 2006. The increase was primarily attributed to the increase in sales in middle to high-end movements, which had a higher price and profit margin, partially offset by a decrease in sales volume from 25.9 million pieces to 21.3 million pieces in the comparable three month periods in 2006 and 2007, respectively. The decrease in the sales volume of movements is primarily due to the decrease in low-end items. Sales of completed watches for the three months end March 31, 2007 was $1.9 million as compared to $2.1 million for the comparable period in 2006, a decrease of 10.6%. The decrease was due to a decrease in sales volume, largely in low-end items, from 0.28 million pieces to 0.21 million pieces in the comparable periods in 2007 and 2006 respectively.

Cost of sales for the three months ended March 31, 2007 was $17.9 million, or 84.8% of net sales, as compared to $18.1 million for the same period in 2006, or 89.4% of net sales. The decrease in cost of sales as a percentage of net sales was largely attributable to the improved economies of scale.

Gross profit for the three months ended March 31, 2007 was $3.2 million, or 15.2% of net sales, compared to $2.2 million, or 10.6% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributed to the increase in sales of higher-margin products as a result of diversification of products and economies of scale. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales had increased from 6.4% for the period ended March 31, 2006 as compared to 12.0% of net sales for the same period in 2007. The increase in gross profit margin was primarily due to an increase in sales of higher-margin items. There was only a slight increase of gross profit for completed watch for the three months ended March 31, 2007, which was 48.4% of net sales as compared to 47.4% of net sales for the comparable period in 2006 as the product mix had no significant change.

Other income from operations was $48,497, or 0.2% of net sales for the three months ended March 31, 2007, as compared to $41,905, or 0.2% of net sales for the three months ended March 31, 2006. The slight increase was primarily due to an increase in rental income, which was $15,781 for the three months ended March 31, 2007, partially offset by a decrease in income received from the license fees of intangible assets, which was $32,716 for the three months ended March 31, 2007, as compared to $41,905 for the same period in 2006.

Administrative and other operating expenses were $2,046,406, or 9.7% of net sales for the three months ended March 31, 2007, as compared to $301,810, or 1.5% of net sales for comparable period in 2006. The increase in amount and as a percentage of net sales was primarily due to the recognition of $1,611,563 of performance based stock- compensation in 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun to certain investors, which are subject to the achievement of defined annual net income for 2006 and 2007 pursuant to the Private Placement agreement entered into with those investors. This stock compensation is measured each quarter based the probabilities that income for the year 2007 will reach a certain level so charges most likely will be recorded in the remaining quarters of 2007. The cost increases were also attributable to the increase in professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits in the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Fees and costs related to the reverse merger for the three months ended March 31, 2007 were $736,197, which included the cost of obtaining the shell entity $317,000 paid to the shareholders of SRKP 9, Inc. There were no such expenses in the same period in 2006.

Other income from non-operating activities was $29,929, or 0.1% of net sales, for the three months ended March 31, 2007, as compared to $42,913, or 0.2% of net sales, for the three months ended March 31, 2006. The decrease was primarily due to a decrease in bank interest income, which was $29,002 for the three months ended March 31, 2007 as compared to $36,343 for the same period in 2006 and a lack of other interest income in the comparable period in 2007.

Interest expense for the three months ended March 31, 2007 was $239,429, or 1.1% of net sales, as compared to $200,556 for the same period in 2006, or 1.0% of net sales. This increase was primarily attributable to the increase in bank interest rates in the three months ended March 31, 2006 and the comparable period in 2007. Further increases in borrowing rates would further increase our interest expense, which would have a negative effect on our results of operations.

Income taxes for the three months ended March 31, 2007 were $402,667, or 1.9% of net sales, as compared to $294,945, or 1.5% of net sales for the same period in 2006.

Net loss for the three months ended March 31, 2007 was $192,540, or 1.0% of net sales, as compared to a net income of $1.4 million, or 6.6% of the net sales for the comparable period in 2006. The net loss was primarily due to the recognition of $1,611,563 of performance based stock compensation in 2007 related to certain Escrow Shares. provided by our CEO, in order for the Company to complete a financing transaction. (See footnote 16 for further information.

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

For the three months ended March 31, 2007, net cash used by operating activities was approximately $2.1million, as compared to net cash used in operating activities of $1.2 million for the comparable period in 2006. The increase in net cash used by operating activities was primarily attributable to a net loss of $192,540 for the three months ended March 31, 2007 as compared to a net income of $1.4 million in the comparable period, and an increase in fees and costs related to restructuring and to the Share Exchange, partially offset by an adjustment related to stock-based compensation to our CEO, Kwong Kai Shun of $1.6 million. The net cash used by operating activities in the three months ended March 31, 2007 was also attributable to an increase in purchase deposits paid by $3.6 million comparable to the year ended December 31, 2006. The purpose of purchase deposits was to keep costs of goods sold at lower market prices to avoid buying price increases in hot seasons.

Net cash used in investing activities was $64 for the three months ended March 31, 2007, compared to $379,088 in the comparable period in 2006. The decrease in net cash used was primarily due to the decrease in expenditures for acquiring plant and equipment and no significant investment was made during the three months ended March 31, 2007.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2007 and $0.9 million for the comparable period in 2006. The increase in net cash provided by financing activities was attributable to an issuance of equity securities of $2.6 million and a decrease of approximately $1.0 million in advances to related parties in the three months ended March 31, 2007 as compared to the same period in 2006.

For the three months ended March 31, 2007 and the same period in 2006, our average inventory turnover were approximately 18 days and 34 days, respectively. The average days outstanding of our accounts receivable for the three months ended March 31, 2007 was 56 days, as compared to 32 days for the same period in 2006. The increase in the average days outstanding of our accounts receivable was due to the change in our credit policy. Since January 2007, we have extended our credit terms from 30 days to 60 day to customers who have a good credit history in order to improve our profit margin and competitiveness. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, our sole executive officer, who is our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO/CFO concluded that our disclosure controls and procedure as of March 31, 2007 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

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

Management intends to seek additional qualified in house accounting personnel, such as a chief financial officer, or third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we take will address the conditions identified by our CEO/CFO as significant deficiencies in our disclosure controls and procedures. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We have also intend to engage outside consultants to assist us in assessing and improving our internal controls and procedures. We believe that the remedial steps that we take will address the conditions identified by our CEO/CFO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO/CFO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-Q.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K/A, as amended, for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ASIA TIME CORPORATION (Registrant)

February 8, 2008	By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer, Chief Financial Officer and Chairman of the Board