Form 10-Q/A
period 2007-06-30
ASIA TIME CORP
filed 2008-02-08
CIK 1361916

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by Asia Time Corporation (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 20, 2007 (the “Original Filing”) is being filed to reflect revisions to Financial Statements, Management’s Discussion And Analysis Of Financial Condition And Results Of Operation, Risk Factors, and Controls and Procedures. The Company has revised its financial statements for the three months and six months ended June 30, 2007 and 2006 to reflect various adjustments, primarily to account for all fees and costs related to the January 2007 reverse merger as a charge to operations, to adjust the accounting for inventories and cost of sales by accruing for vendor incentives, and to recognize stock-based compensation in 2007. As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company has also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger. These adjustments are more fully described at Note 22 of the Notes to the Financial Statements contained herein.

This Form 10-Q/A only amends information in Item 1 (Financial Statements), Item 1A (Risk Factors), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), and Item 4 (Controls and Procedures), and the other Items as presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
	(Restated)	(Restated)
ASSETS
Current Assets :
Cash and cash equivalents	74,710	316,621
Restricted cash	5,940,642	4,523,679
Accounts receivable	14,463,214	8,188,985
Prepaid expenses and other receivables - Note 8	6,044,193	2,101,133
Tax prepayment	-	767
Inventories, net - Note 9	3,980,993	6,246,185
Prepaid lease payments - Note 11	22,840	22,958

Total Current Assets	30,526,592	21,400,328
Deferred tax assets - Note 7	13,920	14,042
Plant and equipment, net - Note 10	754,958	890,258
Leasehold lands - Note 11	879,219	895,322
Held-to-maturity investments - Note 12	299,654	301,196
Intangible assets - Note 13	274,210	337,836
Restricted cash	255,984	257,301

TOTAL ASSETS	33,004,537	24,096,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,514,350	770,360
Other payables and accrued liabilities - Note 14	51,232	190,358
Advance from a related party - Note 15	23,938	-
Income taxes payable	1,984,221	1,387,571
Bank borrowings - Note 16	15,608,181	13,205,167

Total Current Liabilities	19,181,922	15,553,456
Deferred tax liabilities - Note 6	31,498	31,711

TOTAL LIABILITIES	19,213,420	15,585,167

COMMITMENTS AND CONTINGENCIES - Note 19

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
	(Restated)	(Restated)
STOCKHOLDERS’ EQUITY
Preferred stock - Note 17
Par value : US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: 2007 - 2,250,348 shares (2006 - none)	225	-

Common stock - Note 17
Par value : US$0.0001
Authorized: 2007 - 100,000,000 shares (2006 - 100,000,000 shares)
Issued and outstanding: 2007 - 23,156,629 shares (2006 - 19,454,420 shares)	2,316	1,946
Additional paid-in capital	4,939,591	654,298
Accumulated other comprehensive income	(40,672)	7,470
Retained earnings	8,889,657	7,847,402

TOTAL STOCKHOLDERS’ EQUITY	13,791,117	8,511,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	33,004,537	24,006,283

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
	(Restated)	(Restated)	(Restated)	(Restated)

Net sales	20,869,437	22,924,095	41,987,579	43,227,186
Cost of sales	(18,519,891)	(20,124,304)	(36,418,869)	(38,266,593)

Gross profit	2,349,546	2,799,791	5,568,710	4,960,593
Other income - Note 4	48,281	41,875	96,778	83,780
Depreciation	(63,433)	(95,935)	(128,864)	(159,366)
Administrative and other operating expenses, including stock-based compensation	(558,857)	(298,113)	(2,605,263)	(612,245)

Income from operations	1,775,537	2,447,618	2,931,361	4,272,762
Fees and costs related to reverse merger	-	-	(736,197)	-
Other income - Note 4	48,452	67,383	78,381	110,296
Interest expense - Note 5	(274,990)	(297,298)	(514,419)	(497,854)

Income before taxes	1,548,999	2,217,703	1,759,126	3,885,204
Income taxes - Note 6	(314,204)	(389,366)	(716,871)	(684,311)

Net income	1,234,795	1,828,337	1,042,255	3,200,893

Earnings per common share
- Basic	0.05	0.09	0.05	0.16
- Diluted	0.05	0.09	0.04	0.16

Weighted average common shares
- Basic	23,156,629	19,454,420	22,686,183	19,454,420
- Diluted	25,406,977	19,454,420	24,606,260	19,454,420

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
	(Restated)	(Restated)
Cash flows from operating activities
Net income	1,042,255	3,200,893
Adjustments to reconcile net income to net cash
used in operating activities :
Stock-based compensation	1,652,205	-
Amortization of intangible assets	61,907	77,413
Amortization of leasehold lands	11,522	9,294
Depreciation	128,864	159,366
Loss on disposal of plant and equipment	5,404	7,735
Income taxes	716,871	684,311

Changes in operating assets and liabilities :
(Increase) decrease in-
Accounts receivable	(6,317,232)	(3,528,823)
Prepaid expenses and other receivables	(3,929,492)	(963,218)
Inventories	2,231,701	1,114,146
Increase (decrease) in -
Accounts payable	748,048	68,807
Other payables and accrued liabilities	(138,176)	(20,293)
Income taxes payable	(111,908)	(33,977)
Unearned revenue	-	(1,597,305)

Net cash used in operating activities	(3,898,031)	(821,651)

Cash flows from investing activities
Acquisition of plant and equipment	(3,824)	(1,164,127)
Proceeds from disposal of plant and equipment	320	2,037

Net cash used in investing activities	(3,504)	(1,162,090)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock	2,641,683	-
Proceeds from new short-term bank loans	2,815,939	33,977
Repayment of short-term bank loans	(2,247,211)	(167,009)
Net advances under other short-term bank borrowings	1,969,237	3,765,189
Increase in restricted cash	(1,440,370)	(1,172,602)
Advances (from) to related parties	(9,057)	541,978
Decrease (increase) in bank overdrafts	(66,923)	167,638
Dividends paid	-	(1,608,572)

Net cash provided by financing activities	3,663,298	1,560,599

Net decrease in cash and cash equivalents	(238,237)	(423,142)
Effect of foreign currency translation on cash and cash equivalents	(3,674)	(3,449)
Cash and cash equivalents - beginning of period	316,621	780,090

Cash and cash equivalents - end of period	74,710	353,499

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Stated in US Dollars)

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
	(Restated)	(Restated)
Supplemental disclosures of cash flow information :
Cash paid for :
Interest	514,419	497,854
Income taxes	111,908	33,977

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

The Original Shareholder of Times Manufacture acquired 84% of the Company’s issued and outstanding common stock in conjunction with the completion of the Exchange Agreement. Therefore, although Times Manufacture became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of Times Manufacture, whereby Times Manufacture was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of SRKP 9, Inc. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Times Manufacture for all periods presented, and do not include the historical financial statements of SRKP 9, Inc. The stockholders’ equity section of SRKP 9, Inc. has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction. All costs associated with the reverse merger transaction were expensed as incurred.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Restatement

The Company has revised its financial statements for the three months and six months ended June 30, 2007 and 2006 to reflect various adjustments, primarily to account for all fees and costs related to the January 2007 reverse merger as a charge to operations, to adjust the accounting for inventories and cost of sales by accruing for vendor incentives, and to recognize stock-based compensation in 2007. As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company has also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger. These adjustments are more fully described at Note 22.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

2.	Description of business

The Company and its subsidiaries are engaged in sale to distributors of completed watches and watch components.

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
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

3.	Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive set of consolidated financial statements.

In the opinion of the management of the Company, the accompanying financial statements include all adjustments, including those of a normal recurring nature, necessary for a fair presentation of the results of operations for the three months and six months ended June 30, 2007 and 2006. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements of Asia Time Corporation and the notes thereto for the years ended December 31, 2006, 2005 and 2004, as filed with Securities and Exchange Commission.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

For the six months ended June 30, 2007 and 2006, customers representing 10% or more of the Group’s net sales and their related accounts receivable were as follows:

	Six months ended June 30,
	2007	2006
	$	$

Customer A	-	5,408,938
Customer B	-	5,349,973
Customer C	-	4,609,452

Net sales	-	15,368,363

Accounts receivable	-	1,848,380

Restricted cash

Deposits in banks for securities of bank borrowings that are restricted in use are classified as restricted cash.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

During the six months ended June 30, 2007 and 2006, the Company had no uncollectible accounts receivable and, accordingly, did not record any allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs, and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company has vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by the Company from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the six months ended June 30, 2007 and 2006, the Company did not make any allowance for slow-moving or defective inventories.

Leasehold land

Leasehold lands, representing upfront payments or land use rights, are recorded at their acquisition cost, and amortized using the straight-line method over the lease terms.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)

(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Earnings per share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS 128 requires companies with complex capital structures to present basic and diluted earnings per share. Basic earnings per share is measured as net income divided by the weighted average common shares outstanding for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been issued at the beginning of the periods presented, or date of issuance, if later. Potential common shares that have an anti-dilutive effect (i.e., that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share.

The Company did not have any potentially dilutive common share equivalents during the three months and six months ended June 30, 2006. The calculation of diluted earnings per share for the three months and six months ended June 30, 2007 includes the shares of Series A Convertible Preferred Stock on an “as converted” basis.

The following table is a reconciliation of the weighted average common shares used in the computation of basic and diluted earnings per share for the periods presented:

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

3.	Summary of significant accounting policies (continued)

Earnings per share (continued)

	Three Months Ended June 30,
	2007			2006
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share

Earnings per share - basic
Net income	$1,234,795	23,156,629	$0.05	$1,828,337	19,454,420	$0.09
Effect of dilutive securities
Convertible preferred stock	-	2,250,348		-	-
Earnings per share - diluted
Net income	$1,234,795	25,406,977	$0.05	$1,828,337	19,454,420	$0.09

	Six Months Ended June 30,
	2007			2006
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share

Earnings per share - basic
Net income	$1,042,255	22,686,183	$0.05	$3,200,893	19,454,420	$0.16
Effect of dilutive securities
Convertible preferred stock	-	1,920,077		-	-
Earnings per share - diluted
Net income	$1,042,255	24,606,260	$0.04	$3,200,893	19,454,420	$0.16

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

3.	Summary of significant accounting policies (continued)

Stock-Based Compensation:

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

The Company did not recognize any stock-based compensation during the three months or six months ended June 30, 2006. During the three months and six months ended June 30, 2007, the Company recorded $40,642 and $1,652,205, respectively, as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement described at Note 17.

Recent adopted accounting pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings, if any. The Company did not have any material unrecognized tax benefits as of January 1, 2007. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

4.	Other income

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Operating income
License fee of intangible assets	32,571	41,875	65,287	83,780
Rental income	15,710	-	31,491	-

	48,281	41,875	96,778	83,780

Non-operating income
Bank interest income	47,904	57,661	76,906	94,004
Net exchange gains	548	189	1,475	298
Other interest income	-	9,506	-	15,967
Sundry	-	27	-	27

	48,452	67,383	78,381	110,296

	96,733	109,258	175,159	194,076

5.	Interest expense

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on bank trust receipts	248,538	277,748	468,040	457,302
Interest on short-term bank loans	7,181	3,199	16,764	8,374
Interest on bank overdrafts	10,847	16,351	21,191	32,178
Interest on other loans	8,424	-	8,424	-

	274,990	297,298	514,419	497,854

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (as restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

6.	Income taxes

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Hong Kong profits tax
Current period	314,204	389,366	716,871	684,311

The Company’s subsidiaries operating in Hong Kong are subject to a tax of 17.5% on the estimated assessable profits during the periods. During the three months ended June 30, 2007 and 2006, the effective tax rates were 20.3% and 17.6%, respectively. During the six months ended June 30, 2007 and 2006, the effective tax rates were 40.8% and 17.6%, respectively. The effective tax rates for the three months and six months ended June 30, 2007 would have been 19.8% and 17.3% if non-deductible stock-based compensation and reverse merger costs had been excluded from the calculation.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

6.	Interest taxes (continued)

Deferred tax (assets) liabilities as of June 30, 2007 and December 31, 2006 are composed of the following:

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax
depreciation on plant and equipment	17,578	17,669

Deferred tax liabilities, net	17,578	17,669

Recognized in the balance sheet:
Net deferred tax assets	(13,920)	(14,042)
Net deferred tax liabilities	31,498	31,711

	17,578	17,669

Deferred tax assets of the Company relating to the tax effect of the change in valuation allowance of the Company have not been accounted for in the financial statements for the six months ended June 30, 2007 and 2006, as management determined that it was more likely than not that these tax losses would not be utilized in the foreseeable future. There was no other significant unprovided deferred taxation of the Company at June 30, 2007 or June 30, 2006.

7.	Comprehensive income

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net income	1,234,795	1,828,337	1,042,255	3,200,893
Foreign currency translation adjustment	3,935	6,206	(48,142)	(10,273)

Total comprehensive income	1,238,730	1,834,543	994,113	3,190,620

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

8.	Prepaid expenses and other receivables

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Rebate receivable	1,365,746	-
Interest receivable	-	20,218
Rental receivable	-	46,314
Other receivable	14,932	-
Purchase deposits paid	2,543,961	1,530,372
Sales proceeds of intangible assets receivable	299,501	301,042
Other deposits and prepayments	1,820,053	203,187

	6,044,193	2,101,133

9.	Inventories

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Merchandises, at cost - completed watches	311,051	1,745,648
Merchandises, at cost - watch movements	3,669,942	4,500,537

	3,980,993	6,246,185

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

10.	Plant and equipment

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Buildings	241,109	242,350
Furniture and fixtures	487,642	492,866
Office equipment	145,047	145,911
Machinery and equipment	319,980	321,626
Moulds	382,696	384,665
Motor vehicles	44,092	45,928

	1,620,566	1,633,346

Accumulated depreciation
Buildings	11,339	8,441
Furniture and fixtures	283,042	237,508
Office equipment	114,810	100,612
Machinery and equipment	124,994	93,475
Moulds	302,387	276,936
Motor vehicles	29,036	26,116

	865,608	743,088

Net
Buildings	229,770	233,909
Furniture and fixtures	204,600	255,358
Office equipment	30,237	45,299
Machinery and equipment	194,986	228,151
Moulds	80,309	107,729
Motor vehicles	15,056	19,812

	754,958	890,258

Depreciation expenses included in administrative and other operating expenses for the six months ended June 30, 2007 and June 30, 2006 are $128,864 and $159,366, respectively.

As at June 30, 2007 and December 31, 2006, the carrying amount of buildings pledged as security for the Group’s banking facilities amounted to $229,770 and $233,909, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

11.	Leasehold lands

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Cost	944,653	949,514

Accumulated amortization	42,594	31,234

Net	902,059	918,280

Analyzed for reporting purposes as:
Current asset	22,840	22,958
Non-current asset	879,219	895,322

	902,059	918,280

Amortization expenses included in administrative and other operating expenses for the six months ended June 30, 2007 and June 30, 2006 were $11,522 and $9,294, respectively.

As at June 30, 2007 and December 31, 2006, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $902,059 and $919,280, respectively.

12.	Held-to-maturity investments

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	299,654	301,196

As at June 30, 2007 and December 31, 2006, the carrying amount of the held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $299,654 and $301,196, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

13.	Intangible assets

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Cost
Trademarks	199,667	200,695
Websites	419,301	421,459

	618,968	622,154
Accumulated Amortization
Trademarks	131,780	112,389
Websites	212,978	171,929

	344,758	284,318
Net
Trademarks	67,887	88,306
Websites	206,323	249,530

	274,210	337,836

Amortization expenses included in administrative and other operating expenses for the six months ended June 30, 2007 and June 30, 2006 were $61,907 and $77,413, respectively.

14.	Other payables and accrued liabilities

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Accrued expenses	42,273	181,352
Sales deposits received	8,959	9,006

	51,232	190,358

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

15.	Advance from a related party

Advance from a related party for working capital is as follows:

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Advance from a director	23,938	-

The above advance is interest-free, unsecured and has no fixed repayment terms.

16.	Bank borrowings

	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$
Secured:
Bank overdrafts repayable on demand	481,978	551,714
Repayable within one year
Non-recurring bank loans	2,030,973	1,469,866
Other bank borrowings	13,095,230	11,183,587

	15,608,181	13,205,167

As of June 30, 2007, the above banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,131,829 (note 10 and 11);

(b)	charge over bank deposits of $6,196,626;

(c)	charge over held-to-maturity investments of $299,654 (note 12);and

(d)	personal guarantee executed by a director of the Company;

(e)	other financial covenant :-

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $3,839,754. The Company was in compliance with this requirement at June 30, 2007.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

17.	Common stock and convertible preferred stock

A reconciliation of certain of the equity accounts of SRKP 9, Inc. and Times Manufacture as a result of the January 2007 reverse merger is as follows:

		Series A Convertible Preferred Stock		Common Stock		Additional
		($0.0001 Par Value)		($0.0001 Par Value)		Paid-In
		Shares	Amount	Shares	Amount	Capital

Balances, December 31, 2006		0	$0	19,454,420	$1,946	$654,298
Jan. 23, 2007	Shares issued to SRKP 9 founders:
	Originally issued on Jan. 3, 2006; deemed issued on Jan. 23, 2007 for reverse merger purposes	-	-	2,700,000	270	(270)
	Issued in connection with 1.371188519- for-1 retroactive stock split			1,002,209	100	(100)
Jan. 23, 2007	Adjustment to SRKP 9 accounts to reflect reverse merger	-	-	-	-	(7,999)
Jan. 23, 2007	Gross proceeds from shares sold in offering - initial closing	1,749,028	175	-	-	2,256,071
Jan. 23, 2007	Offering costs - initial closing (9% of gross)	-	-	-	-	(203,062)
Jan.23, 2007	Stock-based compensation	-	-	-	-	1,652,205
Feb. 9, 2007	Gross proceeds from shares sold in offering - final closing	501,320	50	-	-	646,651
Feb. 9, 2007	Offering costs - initial closing (9% of gross)	-	-	-	-	(58,203)
Balances, June 30, 2007		2,250,348	$225	23,156,629	$2,316	$4,939,591

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

17.	Common stock and convertible preferred stock (continued)

The Company conducted a private placement (“Private Placement”) pursuant to subscription agreements (the “Subscription Agreement”) entered into by the Company and certain investors. Pursuant to the Private Placement, the Company sold an aggregate of 2,250,348 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) at $1.29 per share for aggregate gross proceeds of $2,902,947.

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

The Company agreed to a penalty provision with respect to its obligation to register the Series A Convertible Preferred Stock. If the Company fails to register the Series A Convertible Preferred Stock due to failure on the part of the Company, the Company will pay to the holders of Series A Convertible Preferred Stock a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. There is no maximum potential consideration to be transferred. The Company is required to file the registration statement no later than 30 days after the consummation of the Private Placement and agreed to use reasonable best efforts to cause such Registration Statement to become effective within 150 days after the closing of the Private Placement, or 180 days if the Registration Statement is subject to a full review by the SEC. The Company is also required to use its reasonable best effort to maintain the Registration Statement effective for a period of 24 months at the Company’s expense.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)

(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

17.	Common stock and convertible preferred stock (continued)

The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock begins to be listed or quoted on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up every 30 days on a pro rata over a six month period beginning on the date that is 30 days after listing or quotation of the shares.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

17.	Common stock and convertible preferred stock (continued)

The Company has allocated the $2,433,650 based on the quarterly weighted average of the implicit probabilities of achieving each net income target as follows:

Three Months Ended	Cumulative Probability Factor at Quarter-End	Amount Charged to Operations

March 31, 2007	66.22%	$1,611,563
June 30, 2007	67.89%	40,642

Total through June 30, 2007		$1,652,205

Approximately 66% of the aggregate fair value of $2,433,650 was charged to operations during the three months ended March 31, 2007 because at March 31, 2007 it appeared probable (but not certain) that the Company would meet or exceed the required net income for 2006, and net income for the three months ended March 31, 2007 was within expectations. For the three months ended June 30, 2007, net income was below the expected growth rate and annualized quarterly net income was below the amount required to reach the 2007 required net income, as a result of which the probability factor at June 30, 2007 increased only slightly.

The Company met the 2006 net income requirement of $6,300,000.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $7,623 and $4,274 for the three months ended June 30, 2007 and 2006, respectively.

19.	Commitments and contingencies

Operating leases commitments

The Company leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2007 are as follows:

Period ending June 30,	$

2007 - 2008	82,412
2008 - 2009	31,778

114,190

Rental expenses for the six months ended June 30, 2007 and 2006 were $50,302 and $38,403, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

20.	Segment Information

For management purposes, the Company is currently organized into two principal activities - sale of watch movements (components) and sale of completed watches. These principal activities are the basis on which the Company reports its primary segment information.

Six months ended	Watch	Completed
June 30, 2007	Movements	Watches	Total
	$	$	$
Sales	38,234,543	3,753,036	41,987,579
Cost of sales	(34,409,027)	(2,009,842)	(36,418,869)

Segment result	3,825,516	1,743,194	5,568,710

Six months ended	Watch	Completed
June 30, 2006	Movements	Watches	Total
	$	$	$
Sales	37,877,213	5,349,973	43,227,186
Cost of sales	(35,483,333)	(2,783,260)	(38,266,593)

Segment result	2,393,880	2,566,713	4,960,593

Three months ended	Watch	Completed
June 30, 2007	Movements	Watches	Total
	$	$	$
Sales	19,010,476	1,858,961	20,869,437
Cost of sales	(17,486,902)	(1,032,989)	(18,519,891)

Segment result	1,523,574	825,972	2,349,546

Three months ended	Watch	Completed
June 30, 2006	Movements	Watches	Total
	$	$	$
Sales	19,692,462	3,231,633	22,924,095
Cost of sales	(18,456,062)	(1,668,242)	(20,124,304)

Segment result	1,236,400	1,563,391	2,799,791

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

21.	Segment Information (continued)

The Company’s operations are conducted primarily in Hong Kong and China and the Company’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Company’s corresponding consolidated totals for the three months and six months ended June 30, 2007 and 2006. Consequently, no segment information by geographical areas is presented.

22.	Restatement

The Company has restated its financial statements for the three months and six months ended June 30, 2007 and 2006 to correct various accounting errors and/or disclosure omissions.

The restated financial statements include adjustments to account for all fees and costs related to the January 2007 reverse merger (see Note 1) as a charge to operations, to account for inventories by adjusting watch movement costing for the effects of vendor incentives from an as received basis to an accrual basis, as the Company was able to estimate the value of the incentives as inventory is purchased, and to recognize stock-based compensation cost related to the Escrow Agreement (see Note 17). As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company has also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger (see Note 1). The Company also made various changes to footnote disclosures relating to these revisions.

Below are summaries of the financial statement line items that were affected by the restatements described above.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Statement of Operations
Six months ended June 30, 2007 (unaudited)

	June 30	June 30	June 30
	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		Change)
	$	$	$
Net sales	41,987,579	41,987,579	-
Cost of sales	(36,544,870)	(36,418,869)	126,001

Gross profit	5,442,709	5,568,710	126,001
Other income	96,778	96,778	-
Depreciation	(128,864)	(128,864)	-
Administrative and other operating expenses	(953,058)	(2,605,263)	(1,652,205)

Income from operations	4,457,565	2,931,361	(1,526,204)
Fees and costs related to reverse merger	(419,197)	(736,197)	(317,000)
Other income	78,381	78,381	-
Interest expense	(514,419)	(514,419)	-

Income before taxes	3,602,330	1,759,126	(1,843,204)
Income taxes	(760,302)	(716,871)	43,431

Net income	2,842,028	1,042,255	(1,799,773)

Earnings per common share
- Basis	0.12	0.05	(0.07)
- Diluted	0.11	0.04	(0.07)

Weighted average common shares
- Basis	23,156,629	22,686,183	(470,446)
- Diluted	25,086,369	24,606,260	(480,109)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Statement of Operations
Six months ended June 30, 2006 (unaudited)

	June 30	June 30	June 30
	2006	2006	2006
	(As originally	(As restated)	(Effect of
	Reported)		Change)
	$	$	$
Net sales	43,227,186	43,227,186	-
Cost of sales	(39,780,894)	(38,266,593)	1,514,301

Gross profit	3,446,292	5,568,710	1,514,301
Other income	83,780	83,780	-
Depreciation	(159,366)	(159,366)	-
Administrative and other operating expenses	(612,245)	(612,245)	-

Income from operations	2,758,461	4,272,762	1,514,301
Other income	110,296	110,296	-
Interest expense	(497,854)	(497,854)	-

Income before taxes	2,370,903	3,885,204	1,514,301
Income taxes	(419,309)	(684,311)	(322,930)

Net income	1,951,594	3,200,893	1,191,371

Earnings per common share
- Basis	0.08	0.16	0.08
- Diluted	0.08	0.16	0.08

Weighted average common shares
- Basis	23,156,629	19,454,420	(3,702,209)
- Diluted	23,156,629	19,454,420	(3,702,209)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

22.	Restatement (continued)

Statement of Operations
Three months ended June 30, 2007 (unaudited)

	June 30	June 30	June 30
	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		Change)
	$	$	$
Net sales	20,869,437	20,869,437	-
Cost of sales	(18,288,887)	(18,519,891)	(231,004)

Gross profit	2,580,550	2,349,546	(231,004)
Other income	48,281	48,281	-
Depreciation	(63,433)	(63,433)	-
Administrative and other operating expenses	(518,215)	(558,857)	(40,642)

Income from operations	2,047,183	1,775,537	(271,646)
Other income	48,452	48,452	-
Interest expense	(274,990)	(274,990)	-

Income before taxes	1,820,645	1,548,999	(271,646)
Income taxes	(354,630)	(314,204)	40,426

Net income	1,466,015	1,234,795	(231,220)

Earnings per common share
- Basis	0.06	0.05	(0.01)
- Diluted	0.06	0.05	(0.01)

Weighted average common shares
- Basis	23,156,629	23,156,629	-
- Diluted	25,406,977	25,406,977	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Statement of Operations
Three months ended June 30, 2006 (unaudited)

	June 30	June 30	June 30
	2006	2006	2006
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$
Net sales	22,924,095	22,924,095	-
Cost of sales	(21,700,076)	(20,124,304)	1,575,772

Gross profit	1,224,019	2,799,791	1,575,772
Other income	41,875	41,875	-
Depreciation	(95,935)	(95,935)	-
Administrative and other operating expenses	(298,113)	(298,113)	-

Income from operations	871,846	2,447,618	1,575,772
Other income	67,383	67,383	-
Interest expense	(297,298)	(297,298)	-

Income before taxes	641,931	2,217,703	1,575,772
Income taxes	(122,159)	(389,366)	(267,207)

Net income	519,772	1,828,337	1,308,565

Earnings per common share
- Basis	0.02	0.09	0.07
- Diluted	0.02	0.09	0.07

Weighted average common shares
- Basis	23,156,629	19,454,420	(3,702,209)
- Diluted	23,156,629	19,454,420	(3,702,209)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Consolidated Balance Sheet
June 30, 2007 (unaudited)

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$
ASSETS
Current Assets :
Cash and cash equivalents	74,710	74,710	-
Restricted cash	5,940,642	5,940,642	-
Accounts receivable	14,463,214	14,463,214	-
Prepaid expenses and other receivables	6,044,193	6,044,193	-
Inventories, net	4,229,168	3,980,993	(248,175)
Prepaid lease payments	22,840	22,840	-

Total Current Assets	30,774,767	30,526,592	(248,175)
Deferred tax assets	13,920	13,920	-
Plant and equipment, net	754,958	754,958	-
Leasehold lands	879,219	879,219	-
Held-to-maturity investments	299,654	299,654	-
Intangible assets	274,210	274,210	-
Restricted cash	255,984	255,984	-

TOTAL ASSETS	33,252,712	33,004,537	(248,175)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable	1,514,350	1,514,350	-
Other payables and accrued liabilities	51,232	51,232	-
Advances from a related party	23,938	23,938	-
Income taxes payable	2,093,132	1,984,221	(108,911)
Bank borrowings	15,608,181	15,608,181	-

Total Current Liabilities	19,290,833	19,181,922	(108,911)
Deferred tax liabilities	31,498	31,498	-

TOTAL LIABILITIES	19,322,331	19,213,420	(108,911)

COMMITMENTS AND CONTINGENCIES

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Consolidated Balance Sheet (continued)
June 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$
STOCKHOLDERS’ EQUITY
Preferred stock
Par value : 2007 - US$0.0001
Authorized: 2007 - 10,000,000 shares
Issued and outstanding: 2007 - 2,250,348 shares	225	225	-

Common stock
Par value : 2007 - US$0.0001
Authorized: 2007 - 100,000,000 shares
Issued and outstanding: 2007 - 23,156,629 shares	2,316	2316	-
Additional paid-in capital	2,970,386	4,939,591	1,969,205
Accumulated other comprehensive income	(40,672)	(40,672)	-
Retained earnings	10,998,126	8,889,657	(2,108,469)

TOTAL STOCKHOLDERS’ EQUITY	13,930,381	13,791,117	(139,264)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	33,252,712	33,004,537	(248,175)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Statement of Cash Flows
Six months ended June 30, 2007 (Unaudited)
	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$
Cash flows from operating activities
Net income	2,842,028	1,042,255	(1,799,773)
Adjustments to reconcile net income to net cash used in operating activities :
Stock-based compensation	-	1,652,205	1,652,205
Amortization of intangible assets	61,907	61,907	-
Amortization of leasehold lands	11,522	11,522	-
Depreciation	128,864	128,864	-
Loss on disposal of plant and equipment	5,404	5,404	-
Income taxes	760,302	716,871	(43,431)
Fees and costs related to reverse merger	419,197	-	(419,197)

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(6,317,232)	(6,317,232)	-
Prepaid expenses and other receivables	(3,929,492)	(3,929,492)	-
Inventories	2,357,702	2,231,701	(126,001)
Increase (decrease) in -
Accounts payable	748,048	748,048	-
Other payables and accrued liabilities	(138,176)	(138,176)	-
Income taxes payable	(111,908)	(111,908)	-

Net cash used in operating activities	(3,161,834)	(3,898,031)	(736,197)

Cash flows from investing activities
Cash acquired in connection with reverse acquisition	3,193	-	(3,193)
Acquisition of plant and equipment	(3,824)	(3,824)	-
Proceeds from disposal of plant and equipment	320	320	-

Net cash used in investing activities	(311)	(3,504)	(3,193)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock	2,641,683	2,641,683	-
Proceeds from new short-term bank borrowings	-	2,815,939	2,815,939
Repayment of short-term bank borrowings	(28,187,384)	(2,247,211)	25,940,173
Net advances under other short-term bank borrowings	30,725,349	1,969,237	(28,756,112)
Increase in restricted cash	(1,440,370)	(1,440,370)	-
Advances to related parties	(9,057)	(9,057)	-
Decrease in bank overdrafts	(66,923)	(66,923)	-
Fees and costs related to reverse merger	(739,390)	-	739,390

Net cash provided by financing activities	2,923,908	3,663,298	739,390

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Statement of Cash Flows
Six months ended June 30, 2006 (Unaudited)

	2007	2007	2007
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$
Net decrease in cash and cash equivalents	(238,237)	(238,237)	-
Effect of foreign currency translation on cash and cash equivalents	(3,674)	(3,674)	-
Cash and cash equivalents - beginning of period	316,621	316,621	-

Cash and cash equivalents - end of period	74,710	74,710	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Statement of Cash Flows
Six months ended June 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$
Cash flows from operating activities
Net income	1,951,594	3,200,893	1,249,299
Adjustments to reconcile net income to net cash used in operating activities :
Amortization of intangible assets	77,413	77,413	-
Amortization of leasehold lands	9,294	9,294	-
Depreciation	159,366	159,366	-
Loss on disposal of plant and equipment	7,735	7,735	-
Income taxes	419,309	684,311	265,002

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(3,528,823)	(3,528,823)	-
Prepaid expenses and other receivables	(963,219)	(963,218)	1
Inventories	2,628,448	1,114,146	(1,514,302)
Increase (decrease) in -
Accounts payable	68,807	68,807	-
Other payables and accrued liabilities	(20,293)	(20,293)	-
Income taxes payable	(33,977)	(33,977)	-
Unearned income	(1,597,305)	(1,597,305)	-

Net cash used in operating activities	(821,651)	(821,651)	-

Cash flows from investing activities
Acquisition of plant and equipment	(1,164,127)	(1,164,127)	-
Proceeds from disposal of plant and equipment	2,037	2,037	-

Net cash used in investing activities	(1,162,090)	(1,162,090)	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

22.	Restatement (continued)

Statement of Cash Flows
Six months ended June 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(As restated)	(Effect of
	Reported)		Adjustments)
	$	$	$
Cash flows from financing activities
Proceeds from new short-term bank borrowings	-	33,977	33,977
Repayment of short-term bank loans	(27,682,224)	(167,009)	27,515,215
Net advances under short-term bank borrowings	-	3,765,189	3,765,189
Net advances under other short-term bank borrowings	31,314,380	-	(31,314,380)
Increase in restricted cash	(1,172,601)	(1,172,602)	(1)
Advance from related parties	541,978	541,978	-
Increase in bank overdrafts	167,638	167,638	-
Dividends paid	(1,608,572)	(1,608,572)	-

Net cash flows provided by financing activities	1,560,599	1,560,599	-

Net decrease in cash and cash equivalents	(423,142)	(423,142)	-
Effect of foreign currency translation on cash and cash equivalents	(3,449)	(3,449)	-
Cash and cash equivalents - beginning of period	780,090	780,090	-

Cash and cash equivalents - end of period	353,499	353,499	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

23.	Subsequent Events

On November 13, 2007, the Company closed a financing transaction under Regulation S with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) US$8,000,000 Variable Rate Convertible Bonds due 2012 (the “Bonds”) and (ii) warrants to purchase 600,000 shares of common stock of the Company expiring 2010 (the “Warrants”). The financing transaction was completed in accordance with a subscription agreement entered into by the Company and the Subscriber dated October 31, 2007.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

23.	Subsequent Events (continued)

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

23.	Subsequent Events (continued)

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 90% of our revenue for the six months ended June 30, 2007. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. As a part and included in our sale of watch movements, we provide a variety of value-added services, including automated inventory management services, integration, design and development, management, and support services.

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

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors pursuant to which he agreed to purchase all of the shares of Series A Preferred Stock then held by such investors at a per share purchase price of $1.29 if our common stock fails to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before June 30, 2007, which has been subsequently extended to March 31, 2008. In addition, Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, as set forth in our filings with the SEC is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the three months and six months ended June 30, 2007, we recorded a charge to operations of $40,642 and $1,652,205, respectively, to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares.

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

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the six months ended June 30, 2007 was $38.2 million, with a gross profit $3.8 million, a 0.9% and 59.8% increase, respectively, as compared to $37.9 million in revenue and $2.4 million in gross profit for the six months ended June 30, 2006. The gross profit margin increased to 10.0% for the six months ended June 30, 2007 from 6.3% for the same period in 2006, primarily due to more diversified products being promoted to customers and higher selling prices as a result of extended credit terms to our customers. We provide a wide product spectrum of products carrying major brands as well as middle-low end China movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 300 watch manufacturers. In addition, we have extended our credit period from an average to 30 days to 60 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $3.8 million for the six months ended June 30, 2007, a 29.8% decrease compared to the same period in 2006 in which revenue was $5.3 million. This segment contributed approximately 8.9% of our revenue for the six months ended June 30, 2007, as compared to 12.4% of revenue for the period ended June 30, 2006. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. We have vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by us from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the six months ended June 30, 2007 and 2006, we did not make any allowance for slow-moving or defective inventories.

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

We did not recognize any stock-based compensation during the three months or six months ended June 30, 2006. During the three months and six months ended June 30, 2007, we recorded $40,642 and $1,652,205, respectively, as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement, as described above.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Sales	100.00%	100.00%	100.00%	100.00%
Cost of Sales	88.7%	87.8%	86.7%	88.5%
Gross Profit	11.3%	12.2%	13.3%	11.5%
Other Income form Operation	0.2%	0.2%	0.2%	0.2%
Depreciation	0.3%	0.4%	0.3%	0.4%
Administrative and other operating expenses, including stock-based compensation	2.7%	1.3%	6.2%	1.4%
Income from Operations	8.5%	10.7%	10.7%	9.9%
Fees and Costs related to Reverse Merger	-	-	1.8%	-
Other Income	0.2%	0.3%	0.2%	0.3%
Interest Expenses	1.3%	1.3%	1.2%	1.2%
Profit before Tax	7.4%	9.7%	4.2%	9.0%
Taxation	1.5%	1.7%	1.7%	1.6%
Net Income	5.9%	8.0%	2.5%	7.4%

Comparison of the three months ended June 30, 2007 with the three months ended June 30, 2006

Net sales for the three months ended June 30, 2007 was $20.9 million as compared to $22.9 million for the same period in 2006, a decrease of $2.1 million, or 9.0%. This decrease was primarily due to the decrease in sales of completed watches, which went down from $3.2 million to $1.9 million for the comparable period. The watch movement segment remained almost the same from $19.7 million for the three months ended June 30, 2006 to $19.0 million for the three months ended June 30, 2007. The decrease in sales of completed watches was due to the delay in new product launches, which affected new order placements during the period.

Cost of sales for the three months ended June 30, 2007 was $18.5 million, or 88.7% of net sales, as compared to $20.1 million, or 87.8% of net sales, for the same period in 2006. The slight increase as a percentage of sales in 2007 is due to changes between the periods in our sales mix.

Gross profit for the three months ended June 30, 2007 was $2.3 million, or 11.3% of net sales, compared to $2.8 million, or 12.2% of net sales for the same period in 2006. The change in our gross profit margin was primarily attributable to the changes in cost as a the sales mix changed in three months ended June 30, 2007 from the same period in 2006. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales had increased from 6.3% for the period ended June 30, 2006 to 8.0% of net sales as compared to same period in 2007. There was only a slight decrease of gross profit for completed watches for the period ended June 30, 2007, which was 44.4% of net sales as compared to 48.4% of net sales for the same period in 2006 as the product mix had no significant change.

Other income from operations was $48,281, or 0.2% of net sales for the three months ended June 30, 2007, as compared to $41,875, or 0.2% of net sales for the three months ended June 30, 2006. The slight increase was primarily due to an increase in rental income, which was $15,710 for the three months ended June 30, 2007, partially offset by a decrease in income received from the license fees of intangible assets, which was $32,571 for the three months ended June 30, 2007, as compared to $41,875 for the same period in 2006.

Administrative and other operating expenses were $558,875, or 2.7% of net sales for the three months ended June 30, 2007, as compared to $298,113, or 1.3% of net sales for comparable period in 2006. The increase in amount and as a percentage of net sales was primarily due to the recognition of $40,642 of stock-based compensation during the three months ended June 30, 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, which are subject to the achievement of defined annual net income for 2006 and 2007 pursuant to the Private Placement agreement entered into with our investors. The increase was also attributable to the increase in professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits in the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income from non-operating activities was $48,452, or 0.2% of net sales, for the three months ended June 30, 2007, as compared to $67,383, or 0.3% of net sales, for the three months ended June 30, 2006. The decrease was primarily due to a decrease in bank interest income, which was $47,904 for the three months ended June 30, 2007, as compared to $57,661 for the same period in 2006 and a lack of other interest income in the comparable period in 2007.

Interest expense for the three months ended June 30, 2007 was $274,990, or 1.3% of net sales, which was consistent as compared to $297,298, or 1.3% of net sales, in 2006.

Income taxes for the three months ended June 30, 2007 were $314,204, or 1.5% of net sales, as compared to $389,366 for the three months ended June 30, 2006, or 1.7% of net sales. The decrease in income taxes were primarily due to a decrease in the operating profit from $2.2 million for the three months ended June 30, 2006 to $1.6 million for the same period in 2007.

Net income for the three months ended June 30, 2007 was $1.2 million, or 5.9% of net sales, as compared to $1.8 million, or 8.0% of the net sales for the comparable period in 2006. Net income for the three months ended June 30, 2007 included a stock-based compensation charge of $40,642 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, as discussed above.

Comparison of the six months ended June 30, 2007 with the six months ended June 30, 2006

Net sales for the six months ended June 30, 2007 was $42.0 million as compared to $43.2 million for the comparable period in 2006, a decrease of $1.2 million, or 2.9%. This decrease was primarily due to the decrease in sales of completed watches, which went down from $5.3 million for the six months ended June 30, 2007 to $3.8 million for the comparable period, partially offset by the increase in sales of watch movements from $37.9 million for the six months ended June 30, 2007 to $38.2 million for the comparable period. The decrease in sales of completed watches was due to the delay in new product launches, which affected new order placements in the period.

Cost of sales for the six months ended June 30, 2007 was $36.4 million, or 86.7% of net sales, as compared to $38.3 million, or 88.5% of net sales, for the same period in 2006. The decrease in cost of sales as a percentage of net sales was largely attributable to the improved economies of scale and the increased level of price reduction received in the form of additional watch movements from the manufacturers.

Gross profit for the six months ended June 30, 2007 was $5.6 million, or 13.3% of net sales, compared to $5.0 million, or 11.5% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributable to the increase in sales of higher-margin products as a result of diversification of products, a decrease in costs in the six months ended June 30, 2007 due to improved economies of scale. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales had increased from 6.3% for the period ended June 30, 2006 to 10.0% of net sales for the same period in 2007. The increase in gross profit margin was primarily due to an increase in sales of higher-margin items. There was only a slight increase of gross profit for completed watch for the six months ended June 30, 2007, which was 46.4% of net sales as compared to 48.0% of net sales for the comparable period in 2006 as the product mix had no significant change.

Other income from operations was $96,778, or 0.2% of net sales for the six months ended June 30, 2007, as compared to $83,780, or 0.2% of net sales for the six months ended June 30, 2006. The slight increase was primarily due to an increase in rental income, which was $31,491 for the six months ended June 30, 2007, partially offset by a decrease in income received from the license fees of intangible assets, which was $65,287 for the six months ended June 30, 2007, as compared to $83,780 for the same period in 2006.

Administrative and other operating expenses were $2,605,263, or 6.2% of net sales for the six months ended June 30, 2007, as compared to $612,245, or 1.4% of net sales for comparable period in 2006. The increase in amount and as a percentage of net sales was primarily due to the recognition of $1,652,205 of stock-based compensation for the six months ended June 30, 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, which are subject to the achievement of defined annual net income for 2006 and 2007 pursuant to the Private Placement agreement entered into with our investors. The increase was also attributable to the increase in professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits in the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Fees and costs related to the reverse merger for the six months ended June 30, 2007 were $736,197, which included the shell cost $317,000 paid to the shareholders of SRKP 9, Inc., the shell company. There were no such expenses in the same period in 2006.

Other income from non-operating activities was $78,381, or 0.2% of net sales, for the six months ended June 30, 2007, as compared to $110,296, or 0.3% of net sales, for the six months ended June 30, 2006. The decrease was primarily due to a decrease in bank interest income, which was $76,906 for the six months ended June 30, 2007, as compared to $94,004 for the same period in 2006 and a lack of other interest income in the comparable period in 2007.

Interest expense for the six months ended June 30, 2007 was $514,419, or 1.2% of net sales, which was consistent as compared to $497,854, or 1.2% of net sales, in 2006.

Income taxes for the six months ended June 30, 2007 were $716,871, or 1.7% of net sales, as compared to $684,311 for the six months ended June 30, 2006, or 1.6% of net sales. The decrease in income taxes was primarily due to a decrease in the operating profit due to stock compensation expense that will not give rise to a future tax deduction. In addition operating profits wee also less than the 2006 period.

Net income for the six months ended June 30, 2007 was $1.0 million, or 2.5% of net sales, as compared to $3.2 million, or 7.4% of the net sales for the comparable period in 2006. Net income for the six months ended June 30, 2007 included a stock-based compensation charge of $1,652,205 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, as discussed above.

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

For the six months ended June 30, 2007, net cash used by operating activities was approximately $3.9 million, as compared to net cash used in operating activities of $821,651 for the comparable period in 2006. The increase in net cash used by operating activities was primarily attributable to a decrease in net income of $1.0 million for the six months ended June30, 2007 as compared to $3.2 million in the comparable period, an increase in accounts receivable of $6.3 million for the six months ended June 30, 2007 as comparable to $3.5 million in the same period in 2006, and an increase in prepaid expenses and other receivables of $3.9 million for the six months ended June 30, 2007 as comparable to $963,218 in the same period in 2006, partially offset by a decrease in inventories of $2.2 million for the six months ended June 30, 2007 as comparable to $1.1 million in the same period in 2006, an adjustment related to stock-based compensation to our CEO, Kwong Kai Shun of $1.7 million and the lack of unearned revenue. The increase in accounts receivable was due to an increase in sales and extended aging in the completed watches segment. The increase in prepaid expenses and other receivables was attributable to the deposit of potential acquisition of plant facilities to our intermediate. However, no solid acquisition plan was carried out as of the time of this quarterly report.

Net cash used in investing activities was $3,504 for the six months ended June 30, 2007, compared to $1.2 million in the comparable period in 2006. The decrease in net cash used was primarily due to the decrease in expenditures for acquiring plant and equipment from $1.2 million for the six months ended June 30, 2006 to $$3,824 in the comparable period in 2007, and no significant investment was made during this period.

Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2007 and $1.6 million for the comparable period in 2006. The increase in net cash provided by financing activities for the six months ended June 30, 2007 was primarily attributable to an increase in our issuance of equity securities in a private placement in the amount of $2.6 million and the lack of dividends paid, partially offset by a an increase in recapitalization costs.

For the six months ended June 30, 2007 and the same period in 2006, our average inventory turnover were 26 days and 27 days, respectively. The average days outstanding of our accounts receivable for the six months ended June 30, 2007 was 49 days, as compared to 28 days for the same period in 2006. The increase in accounts receivable was due to the change in our credit policy. Since January 2007, we have extended our credit terms from 30 days to 60 day to customers who have a good credit history in order to improve our profit margin and competitiveness. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, our sole executive officer, who is our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO/CFO concluded that our disclosure controls and procedure as of June 30, 2007 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

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

Management intends to seek additional qualified in house accounting personnel, such as a chief financial officer, or third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we take will address the conditions identified by our CEO/CFO as significant deficiencies in our disclosure controls and procedures. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We also intend to engage outside consultants to assist us in assessing and improving our internal controls and procedures. We believe that the remedial steps that we take will address the conditions identified by our CEO/CFO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO/CFO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-Q.

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

ITEM 1A. RISK FACTORS

Other than the following, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K/A for the year ended December 31, 2006.

We face risks related to our recent accounting restatements in December 2007 and February 2008.

In December 2007 and February 2008, we determined that we had accounting inaccuracies in previously reported financial statements and decided to restate our financial statements for the years ended December 31, 2006, 2005, and 2004, the three months ended March 31, 2007, the three months and six months ended June 30, 2007, and the three months and nine months September 30, 2007. The restatements for the foregoing periods related to the correction of errors with respect to the accounting for inventory by adjusting watch movement costing for the effects of vendor incentives from an as received basis to an accrual basis, as we were able to estimate the value of the incentives as inventory is purchased, the accounting for fees and costs related to the January 2007 reverse merger as a charge to operations, and the recognition of stock-based compensation cost related to the Escrow Shares. As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. We also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger. We also made various changes to footnote disclosures relating to these revisions. It is possible that such restatement of our financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor.

In connection with Mr. Kwong’s agreement to release, under certain conditions, up to 2,326,000 shares of his common stock in our company to investors in our January 2007 Private Placement, we will record a compensation charge of approximately $2.4 million for 2007.

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors in the Private Placement pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the nine months ended September 30, 2007, we will record a charge to operations of $1,852,494 to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares, and during the three months ended December 31, 2007, we will recognize a final charge to operations of $581,156 with respect to the Escrow Shares. The expense will have a negative effect on our results of operations for 2007 and cause our net income to be reduced by $2.4 million for the year. We may not realize a benefit from services provided under the agreement that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

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

The accounting treatment related to the beneficial conversion and mandatory redemption features of the Bonds and the value of the Bond Warrants will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles will require us to allocate $6,107,299 to the beneficial conversion feature of the Bonds and $1,652,701 to the Bonds Warrants, which will be reflected in our financial statements as an interest discount. In addition, we have determined that the total redemption premium associated with the mandatory redemption feature of the Bonds is $4,069,600. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the Bonds and the value of the Bond Warrants will be amortized as additional interest expense over the term of the Bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the Bonds, and, as a result, reduce our net income accordingly.

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

We will incur an expense charge of approximately $700,000 in the first quarter of 2008 in connection with 200,000 shares of common stock that we intend to issue for investor relation services.

On January 16, 2008, we entered into an investor relations agreement with Public Equity Group Inc. pursuant to which we agreed to issue 200,000 shares of our common stock to Public Equity Group Inc. if and when our registration statement, of which this prospectus is a part, is declared effective by the Securities and Exchange Commission. Upon the issuance of 200,000 shares of common stock, we expect to recognize a one-time charge to operations in the first quarter of 2008 in an amount equal to approximately $700,000, which is derived from valuing each share at $3.50, the mid-range offering price of this offering. The expense will have a negative effect on our results of operations for 2008 and we may not realize a benefit from services provided under the agreement that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

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