Form 10-Q/A
period 2007-09-30
ASIA TIME CORP
filed 2008-02-08
CIK 1361916

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by Asia Time Corporation (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 19, 2007 (the “Original Filing”) is being filed to reflect revisions to Financial Statements, Management’s Discussion And Analysis Of Financial Condition And Results Of Operation, Risk Factors, and Controls and Procedures. The Company has revised its financial statements for the three months and nine months ended September 30, 2007 and 2006 to reflect various adjustments, primarily to account for all fees and costs related to the January 2007 reverse merger as a charge to operations, to adjust the accounting for inventories and cost of sales by accruing for vendor incentives, and to recognize stock-based compensation in 2007. As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company has also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger. These adjustments are more fully described at Note 21 of the Notes to the Financial Statements contained herein.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
	$	$
	(restated)	(restated)

ASSETS
Current Assets:
Cash and cash equivalents	166,216	316,621
Restricted cash	5,551,704	4,523,679
Accounts receivable	15,482,635	8,188,985
Prepaid expenses and other receivables - Note 8	6,397,568	2,101,133
Income tax prepayments	-	767
Inventories - Note 9	5,961,014	6,246,185
Prepaid lease payments - Note 11	17,193	22,958

Total Current Assets	33,576,330	21,400,328
Deferred tax assets - Note 6	19,536	14,042
Plant and equipment, net - Note 10	719,473	890,258
Leasehold lands - Note 11	882,444	895,322
Held-to-maturity investments - Note 12	300,771	301,196
Intangible assets - Note 13	244,168	337,836
Restricted cash - non-current	256,937	257,301

TOTAL ASSETS	35,999,659	24,096,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	1,075,980	770,360
Other payables and accrued liabilities - Note 14	51,491	190,358
Advance from a related party - Note 15	12,268	-
Income taxes payable	2,691,393	1,387,571
Bank borrowings - Note 16	15,196,458	13,205,167

Total Current Liabilities	19,027,590	15,553,456
Deferred tax liabilities - Note 6	37,180	31,711

TOTAL LIABILITIES	19,064,770	15,585,167

COMMITMENTS AND CONTINGENCIES - Note 19

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Stated in US Dollars)

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)
	$	$
	(restated)	(restated)

STOCKHOLDERS’ EQUITY
Preferred stock - Note 17
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: 2007 - 2,250,348 shares (2006 - none)	225	-
Common stock - Note 17
Par value: US$0.0001
Authorized: 100,000,000 shares (2006 - 100,000,000 shares)
Issued and outstanding: 2007 - 23,156,629 shares (2006 - 19,454,420 shares)	2,316	1,946
Additional paid-in capital	5,139,880	654,298
Accumulated other comprehensive income	22,112	7,470
Retained earnings	11,770,356	7,847,402

TOTAL STOCKHOLDERS’ EQUITY	16,934,889	8,511,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	35,999,659	24,096,283

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30.
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
	(restated)	(restated)	(restated)	(restated)

Net sales	22,972,645	19,647,209	64,960,224	62,874,395
Cost of sales	(18,410,524)	(17,332,702)	(54,829,393)	(55,599,295)

Gross profit	4,562,121	2,314,507	10,130,831	7,275,100
Other income - Note 4	48,425	41,724	145,203	125,504
Depreciation	(64,635)	(83,730)	(193,499)	(243,096)
Administrative and other operating expenses, including stock-based compensation	(690,514)	(359,472)	(3,295,777)	(971,717)

Income from operations	3,855,397	1,913,029	6,786,758	6,185,791
Fees and costs related to reverse merger - Note 1	-	-	(736,197)	-
Other income - Note 4	39,555	55,342	117,936	165,638
Interest expense - Note 5	(316,516)	(265,872)	(830,935)	(763,726)

Income before taxes	3,578,436	1,702,499	5,337,562	5,587,703
Income taxes - Note 6	(697,737)	(304,821)	(1,414,608)	(989,132)

Net income	2,880,699	1,397,678	3,922,954	4,598,571

Earnings per common share - Note 3
- Basic	$0.12	$0.07	$0.17	$0.24
- Diluted	$0.11	$0.07	$0.16	$0.24

Weighted average common shares
- Basic	23,156,629	19,454,420	22,844,721	19,454,420
- Diluted	25,406,977	19,454,420	24,874,262	19,454,420

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
	(restated)	(restated)

Cash flows from operating activities
Net income	3,922,954	4,598,571
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	1,852,494	-
Amortization of intangible assets	92,884	115,965
Amortization of leasehold lands	17,287	17,481
Depreciation	193,499	243,096
Loss on disposal of plant and equipment	5,406	7,725
Income taxes	1,414,608	989,132

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(7,281,110)	(3,264,603)
Prepaid expenses and other receivables	(4,260,214)	(1,118,481)
Inventories	275,517	767,389
Increase (decrease) in -
Accounts payable	306,241	(279,202)
Other payables and accrued liabilities	(138,142)	(37,981)
Income taxes payable	(112,601)	(16,055)
Unearned revenue	-	(1,595,187)

Net cash provided by (used in) operating activities	(3,711,177)	427,850

Cash flows from investing activities
Acquisition of plant and equipment	(30,257)	(1,164,095)
Proceeds from disposal of plant and equipment	320	2,034

Net cash used in investing activities	(29,937)	(1,162,061)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock	2,641,683	-
Proceeds from new short-term bank loans	2,816,620	33,932
Repayment of short-term bank loans	(4,029,839)	(259,532)
Net advances under other short-term bank borrowings	3,175,698	3,925,836
Increase in restricted cash	(1,031,003)	(1,180,479)
Advances from related parties	(20,773)	(28,798)
Decrease in bank overdrafts	40,840	131,057
Dividends paid	-	(2,445,712)

Net cash provided by financing activities	3,593,226	176,304

Net decrease in cash and cash equivalents	(147,888)	(557,907)
Effect of foreign currency translation on cash and cash equivalents	(2,517)	(538)
Cash and cash equivalents - beginning of period	316,621	778,563

Cash and cash equivalents - end of period	166,216	220,118

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Stated in US Dollars)

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	$	$
	(restated)	(restated)

Supplemental disclosures of cash flow information:
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

Restatement

The Company has revised its financial statements for the three months and nine months ended September 30, 2007 and 2006 to reflect various adjustments, primarily to account for all fees and costs related to the January 2007 reverse merger as a charge to operations, to adjust the accounting for inventories and cost of sales by accruing for vendor incentives, and to recognize stock-based compensation in 2007. As a result of these adjustments, various income tax calculations were also revised, which effected net income and also caused reclassifications to cash flows. The Company has also corrected average and actual shares outstanding retroactively (and related earnings per share calculations) to reflect the January 2007 reverse merger. These adjustments are more fully described at Note 21.

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

In the opinion of the management of the Company, the accompanying financial statements include all adjustments, including those of a normal recurring nature, necessary for a fair presentation of the results of operations for the three months and nine months ended September 30, 2007 and 2006. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements of Asia Time Corporation and the notes thereto for the years ended December 31, 2006, 2005 and 2004 as filed with Securities and Exchange Commission.

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

For the nine months ended September 30, 2007 and 2006, customers representing 10% or more of the Group’s net sales and their related accounts receivable were as follows:

	Nine months ended September 30,
	2007	2006
	$	$

Customer A	-	7,656,660
Customer B	-	7,522,227
Customer C	-	7,342,760

Net sales	-	22,521,760

Accounts receivable	-	3,658,548

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

During the nine months ended September 30, 2007 and 2006, the Company had no uncollectible accounts receivable and, accordingly, did not record any allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company has vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by the Company from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the nine months ended September 30, 2007 and 2006, the Company did not make any allowance for slow-moving or defective inventories.

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

The Company did not have any potential dilutive common share equivalents during the three months and nine months ended September 30, 2006. The calculation of diluted earnings per share for the three months and nine months ended September 30, 2007 includes the shares of Series A Convertible Preferred Stock on an “as converted” basis.

The following table is a reconciliation of the weighted average common shares used in the computation of basic and diluted earnings per share for the periods presented:

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.	Summary of significant accounting policies (continued)

Earnings per share (continued)

	Three Months Ended September 30,
	2007			2006
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share

Earnings per share - basic
Net income	$2,880,699	23,156,629	$0.12	$1,397,678	19,454,420	$0.07
Effect of dilutive securities
Convertible preferred stock	-	2,250,348		-	-
Earnings per share - diluted
Net income	$2,880,699	25,406,977	$0.11	$1,397,678	19,454,420	$0.07

	Nine Months Ended September 30,
	2007			2006
		Weighted			Weighted
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share

Earnings per share - basic
Net income	$3,922,954	22,844,721	$0.17	$4,598,571	19,454,420	$0.24
Effect of dilutive securities
Convertible preferred stock	-	2,029,541		-	-
Earnings per share - diluted
Net income	$3,922,954	24,874,262	$0.16	$4,598,571	19,454,420	$0.24

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

The Company did not recognize any stock-based compensation during the three months or nine months ended September 30, 2006. During the three months and nine months ended September 30, 2007, the Company recorded $200,289 and $1,852,494, respectively, as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement described at Note 17.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

5.	Interest expense

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on bank trust receipts	291,499	252,359	759,539	709,661
Interest on short-term bank loans	10,844	2,384	27,608	10,758
Interest on bank overdrafts	11,859	11,129	33,050	43,307
Interest on other loans	2,314	-	10,738	-

	316,516	265,872	830,935	763,726

6.	Income taxes

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Hong Kong profits tax
Current period	697,737	304,821	1,414,608	989,132

The Company’s subsidiaries operating in Hong Kong are subject to a tax of 17.5% on the estimated assessable profits during the periods. During the three months ended September 30, 2007 and 2006, the effective tax rate was 19.5% and 17.9%, respectively. During the nine months ended September 30, 2007 and 2006, the effective tax rate was 26.5% and 17.7%, respectively. The effective tax rates for the three months and nine months ended September 30, 2007 would have been 18.5% and 17.8% if non-deductible stock-based compensation and reverse merger costs had been excluded from the calculation.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

6.	Income taxes (continued)

Deferred tax (assets) liabilities as of September 30, 2007 and December 31, 2006 are composed of the following:

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax
depreciation on plant and equipment	17,644	17,669

Deferred tax liabilities, net	17,644	17,669

Recognized in the balance sheet:
Net deferred tax assets	(19,536)	(14,042)
Net deferred tax liabilities	37,180	31,711

	17,644	17,669

Deferred tax assets of the Company relating to the tax effect of the change in valuation allowance of the Company have not been accounted for in the financial statements for the nine months ended September 30, 2007 and 2006, as management determined that it was more likely than not that these tax losses would not be utilized in the foreseeable future. There was no other significant unprovided deferred taxation of the Company at September 30, 2007 or December 31, 2006.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

7.	Comprehensive income

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net income	2,880,699	1,397,678	3,922,954	4,598,571
Foreign currency translation adjustment	62,784	(13,703)	14,642	(23,976)

Total comprehensive income	2,943,483	1,383,975	3,937,596	4,574,595

8.	Prepaid expenses and other receivables

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Rebate receivable	2,379,725	-
Interest receivable	-	20,218
Rental receivable	-	46,314
Other receivable	300,617	-
Purchase deposits paid	3,573,480	1,530,372
Sales proceeds of intangible assets receivable	-	301,042
Other deposits and prepayments	143,746	203,187

	6,397,568	2,101,133

9.	Inventories

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Completed watches, at cost	-	1,745,648
Watch movements, at cost	5,961,014	4,500,537

	5,961,014	6,246,185

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

Depreciation expense included in administrative and other operating expenses for the three months and nine months ended September 30, 2007 and September 30, 2006 was $64,635, $193,499, $83,730 and $243,096, respectively.

As at September 30, 2007 and December 31, 2006, the carrying amount of buildings pledged as security for the Company’s banking facilities amounted to $229,151 and $233,909, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

11.	Leasehold lands

	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Cost	948,172	949,514

Accumulated amortization	(48,535)	(31,234)

Net	899,637	918,280

Analyzed for reporting purposes as:
Current asset	17,193	22,958
Non-current asset	882,444	895,322

	899,637	918,280

Amortization expense included in administrative and other operating expenses for the three months and nine months ended September 30, 2007 and September 30, 2006 were $5,765, $17,287, $8,187 and $17,481, respectively.

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

The carrying amount of the held-to-maturity investment approximates its fair value at September 30, 2007.

As at September 30, 2007 and December 31, 2006, the carrying amount of the held-to-maturity investment pledged as security for the Company’s banking facilities amounted to $300,771 and $301,196, respectively.

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

Amortization expense included in administrative and other operating expenses for the three months and nine months ended September 30, 2007 and September 30, 2006 were $30,977, $92,884, $38,552 and $115,965, respectively.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

17.	Common stock and convertible preferred stock

A reconciliation of certain of the equity accounts of SRKP 9, Inc. and Times Manufacture as a result of the January 2007 reverse merger is as follows:

		Series A Convertible Preferred Stock		Common Stock		Additional
		($0.0001 Par Value)		($0.0001 Par Value)		Paid-In
		Shares	Amount	Shares	Amount	Capital

Balances, December 31, 2006		0	$0	19,454,420	$1,946	$654,298
Jan. 23, 2007	Shares issued to SRKP 9 founders:
	Originally issued on Jan. 3, 2006; deemed issued on Jan. 23, 2007 for reverse merger purposes	-	-	2,700,000	270	(270)
	Issued in connection with 1.371188519- for-1 retroactive stock split			1,002,209	100	(100)
Jan. 23, 2007	Adjustment to SRKP 9 accounts to reflect reverse merger	-	-	-	-	(7,999)
Jan. 23, 2007	Gross proceeds from shares sold in offering - initial closing	1,749,028	175	-	-	2,256,071
Jan. 23, 2007	Offering costs - initial closing (9% of gross)	-	-	-	-	(203,062)
Jan.23, 2007	Stock-based compensation	-	-	-	-	1,852,494
Feb. 9, 2007	Gross proceeds from shares sold in offering - final closing	501,320	50	-	-	646,651
Feb. 9, 2007	Offering costs - initial closing (9% of gross)	-	-	-	-	(58,203)
Balances, September 30, 2007		2,250,348	$225	23,156,629	$2,316	$5,139,880

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

The Company has allocated the $2,433,650 based on the quarterly weighted average of the implicit probabilities of achieving each net income target as follows:

Three Months Ended	Cumulative Probability Factor at Quarter-End	Amount Charged to Operations

March 31, 2007	66.22%	$1,611,563
June 30, 2007	67.89%	40,642
September 30, 2007	76.12%	200,289

Total through September 30, 2007		$1,852,494

Approximately 66% of the aggregate fair value of $2,433,650 was charged to operations during the three months ended March 31, 2007 because at March 31, 2007 it appeared probable (but not certain) that the Company would meet or exceed the required net income for 2006, and net income for the three months ended March 31, 2007 was within expectations. For the three months ended June 30, 2007, net income was below the expected growth rate and annualized quarterly net income was below the amount required to reach the 2007 required net income, as a result of which the probability factor at June 30, 2007 increased only slightly. For the three months ended September 30, 2007, net income had recovered to expected growth rates, as a result of which the probability factor at September 30, 2007 had increased to approximately 76% that the Company would reach the 2007 required income.

The Company met the 2006 net income requirement of $6,300,000. However, at September 30, 2007, it was still possible that the 2007 net income requirement would not be met. As the Company closes 2007 and completes its audit, the final expense related to this matter for 2007 will be determined and recorded. Based on 2007 final net income (as defined), the Escrow Shares will either be partially or fully returned to Mr. Kwong or partially or fully distributed to the investors in the Private Placement when the results for 2007 are known.

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

In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Series A Convertible Preferred Stock are entitled to receive in preference to the holders of common stock an amount per share of $1.29 plus any accrued but unpaid dividends. If the Company’s assets are insufficient to pay the above amounts in full, then all of the Company’s assets will be ratably distributed among the holders of the Series A Convertible Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable were paid in full.

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

Operating leases commitments

The Company leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2007 to 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2007 are as follows:-

Period ending September 30,

2008	$79,636
2009	12,759

$92,395

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

Three months ended September 30, 2007	Watch Movements	Completed Watches	Total
	$	$	$
Sales	18,366,450	4,606,195	22,972,645
Cost of sales	(15,947,637)	(2,462,887)	(18,410,524)

Segment result	2,418,813	2,143,308	4,562,121

Three months ended September 30, 2006	Watch Movements	Completed Watches	Total
	$	$	$
Sales	17,340,582	2,306,627	19,647,209
Cost of sales	(16,094,160)	(1,238,542)	(17,332,702)

Segment result	1,246,422	1,068,085	2,314,507

Nine months ended September 30, 2007	Watch Movements	Completed Watches	Total
	$	$	$
Sales	56,600,993	8,359,231	64,960,224
Cost of sales	(50,356,664)	(4,472,729)	(54,829,393)

Segment result	6,244,329	3,886,502	10,130,831

Nine months ended September 30, 2006	Watch Movements	Completed Watches	Total
	$	$	$
Sales	55,217,795	7,656,600	62,874,395
Cost of sales	(51,577,493)	(4,021,802)	(55,599,295)

Segment result	3,640,302	3,634,798	7,275,100

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

20.	Segment Information (continued)

The Company’s operations are conducted primarily in Hong Kong and China, and the Company’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Company’s corresponding consolidated totals for the three months and nine months ended September 30, 2007 and 2006. Consequently, no segment information by geographical areas is presented.

21.	Restatement

The Company has restated its financial statements for the three months and nine months ended September 30, 2007 and 2006 to correct various accounting errors and/or disclosure omissions.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Statement of Operations
Nine months ended September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(Restated)	(Effect of
	reported)		adjustments)
	$	$	$

Net sales	64,960,224	64,960,224	-
Cost of sales	(54,644,056)	(54,829,393)	(185,337)

Gross profit	10,316,168	10,130,831	(185,337)
Other income	145,203	145,203	-
Depreciation	(193,499)	(193,499)	-
Administrative and other operating expenses, including stock-based compensation	(1,443,283)	(3,295,777)	(1,852,494)

Income from operations	8,824,589	6,786,758	(2,037,831)
Fees and costs related to reverse merger	(736,197)	(736,197)	-
Other income	117,936	117,936	-
Interest expense	(830,935)	(830,935)	-

Income before taxes	7,375,393	5,337,562	(2,037,831)
Income taxes	(1,512,523)	(1,414,608)	97,915

Net income	5,862,870	3,922,954	(1,939,916)

Earnings per common share
- Basic	0.26	0.17	(0.09)
- Diluted	0.24	0.16	(0.08)

Weighted average common shares
- Basic	22,844,721	22,844,721	-
- Diluted	24,874,262	24,874,262	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Statement of Operations
Nine months ended September 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(Restated)	(Effect of
	reported)		adjustments)
	$	$	$

Net sales	62,874,395	62,874,395	-
Cost of sales	(56,510,946)	(55,599,295)	911,651

Gross profit	6,363,449	7,275,100	911,651
Other income	125,504	125,504	-
Depreciation	(243,096)	(243,096)	-
Administrative and other operating expenses, including stock-based compensation	(971,717)	(971,717)	-

Income from operations	5,274,140	6,185,791	911,651
Fees and costs related to reverse merger	-	-	-
Other income	165,638	165,638	-
Interest expense	(763,726)	(763,726)	-

Income before taxes	4,676,052	5,587,703	911,651
Income taxes	(829,593)	(989,132	(159,539)

Net income	3,846,459	4,598,571	752,112

Earnings per common share
- Basic and Diluted	0.20	0.24	0.04

Weighted average common shares
- Basic and Diluted	19,454,420	19,454,420	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Statement of Operations
Three months ended September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(Restated)	(Effect of
	reported)		adjustments)
	$	$	$

Net sales	22,972,645	22,972,645	-
Cost of sales	(18,099,186)	(18,410,524)	(311,338)

Gross profit	4,873,459	4,562,121	(311,338)
Other income	48,425	48,425	-
Depreciation	(64,635)	(64,635)	-
Administrative and other operating expenses, including stock-based compensation	(490,225)	(690,514)	(200,289)

Income from operations	4,367,024	3,855,397	(511,627)
Fees and costs related to reverse merger	-	-	-
Other income	39,555	39,555	-
Interest expense	(316,516)	(316,516)	-

Income before taxes	4,090,063	3,578,436	(511,627)
Income taxes	(752,221)	(697,737)	54,484

Net income	3,337,842	2,880,699	(457,143)

Earnings per common share
- Basic	0.14	0.12	(0.02)
- Diluted	0.13	0.11	(0.02)

Weighted average common shares
- Basic	23,156,629	23,156,629	-
- Diluted	25,406,977	25,406,977	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Statement of Operations
Three months ended September 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(Restated)	(Effect of
	reported)		adjustments)
	$	$	$

Net sales	19,647,209	19,647,209	-
Cost of sales	(16,730,052)	(17,332,702)	(602,650)

Gross profit	2,917,157	2,314,507	(602,650)
Other income	41,724	41,724	-
Depreciation	(83,730)	(83,730)	-
Administrative and other operating expenses	(359,472)	(359,472)	-

Income from operations	2,515,679	1,913,029	(602,650)
Fees and costs related to reverse merger	-	-	-
Other income	55,342	55,342	-
Interest expense	(265,872)	(265,872)	-

Income before taxes	2,305,149	1,702,499	(602,650)
Income taxes	(410,284)	(304,821)	105,463

Net income	1,894,865	1,397,678	(497,187)

Earnings per common share
- Basic and diluted	0.10	0.07	(0.03)

Weighted average common shares
- Basic and diluted	19,454,420	19,454,420	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Consolidated Balance Sheet
September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(Restated)	(Effect of
	reported)		adjustments)
	$	$	$
ASSETS
Current Assets:
Cash and cash equivalents	166,216	166,216	-
Restricted cash	5,551,704	5,551,704	-
Accounts receivable	15,482,635	15,482,635	-
Prepaid expenses and other receivables	6,397,568	6,397,568	-
Income tax prepayments	-	-	-
Inventories	6,520,527	5,961,014	(559,513)
Prepaid lease payments	17,193	17,193	-

Total Current Assets	34,135,843	33,576,330	(559,513)
Deferred tax assets	19,536	19,536	-
Plant and equipment, net	719,473	719,473	-
Leasehold lands	882,444	882,444	-
Held-to-maturity investments	300,771	300,771	-
Intangible assets	244,168	244,168	-
Restricted cash - non-current	256,937	256,937	-

TOTAL ASSETS	36,559,172	35,999,659	(559,513)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	1,075,980	1,075,980	-
Other payables and accrued liabilities	51,491	51,491	-
Advance from a related party	12,268	12,268	-
Income taxes payable	2,854,788	2,691,393	(163,395)
Bank borrowings	15,196,458	15,196,458	-

Total Current Liabilities	19,190,985	19,027,590	(163,395)
Deferred tax liabilities	37,180	37,180	-

TOTAL LIABILITIES	19,228,165	19,064,770	(163,395)

COMMITMENTS AND CONTINGENCIES

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Consolidated Balance Sheet (Continued)
September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(Restated)	(Effect of
	reported)		adjustments)
	$	$	$
STOCKHOLDERS’ EQUITY
Preferred stock
Par value: US$0.0001
Authorized: 10,000,000 shares
Issued and outstanding: 2007 - 2,250,348 shares	225	225	-

Common stock
Par value: US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2007 - 23,156,629 shares	2,316	2,316	-
Additional paid-in capital	3,287,386	5,139,880	1,852,494
Accumulated other comprehensive income	22,112	22,112	-
Retained earnings	14,018,968	11,770,356	(2,248,612)

TOTAL STOCKHOLDERS’ EQUITY	17,331,007	16,934,889	(396,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	36,559,172	35,999,659	(559,513)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Statements of Cash Flows
Nine months ended September 30, 2007 (Unaudited)

	2007	2007	2007
	(As originally	(Restated)	(Effect of
	reported)		Adjustments)

Cash flows from operating activities
Net income	5,862,870	3,922,954	(1,939,916)
Adjustments to reconcile net income to net cash
used in operating activities:
Stock-based compensation	-	1,852,494	1,852,494
Amortization of intangible assets	92,884	92,884	-
Amortization of leasehold lands	17,287	17,287	-
Depreciation	193,499	193,499	-
Loss on disposal of plant and equipment	5,406	5,406	-
Income taxes	1,512,523	1,414,608	(97,915)

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(7,281,110)	(7,281,110)	-
Prepaid expenses and other receivables	(4,260,214)	(4,260,214)	-
Inventories	90,180	275,517	185,337
Increase (decrease) in -
Accounts payable	306,241	306,241	-
Other payables and accrued liabilities	(138,142)	(138,142)	-
Income taxes payable	(112,601)	(112,601)	-

Net cash used in operating activities	(3,711,177)	(3,711,177)	-

Cash flows from investing activities
Acquisition of plant and equipment	(30,257)	(30,257)	-
Proceeds from disposal of plant and equipment	320	320	-

Net cash used in investing activities	(29,937)	(29,937)	-

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock	2,641,683	2,641,683	-
Proceeds from new short-term bank loans	2,816,620	2,816,620	-
Repayment of short-term bank loans	(4,029,839)	(4,029,839)	-
Net advances under other short-term bank borrowings	3,175,698	3,175,698	-
Increase in restricted cash	(1,031,003)	(1,031,003)	-
Advances from related parties	(20,773)	(20,773)	-
Decrease in bank overdrafts	40,840	40,840	-

Net cash provided by financing activities	3,593,226	3,593,226	-

Net decrease in cash and cash equivalents	(147,888)	(147,888)	-
Effect of foreign currency translation on cash and cash equivalents	(2,517)	(2,517)	-
Cash and cash equivalents - beginning of period	316,621	316,621	-

Cash and cash equivalents - end of period	166,216	166,216	-

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

21.	Restatement (continued)

Statement of Cash Flows
Nine months ended September 30, 2006 (Unaudited)

	2006	2006	2006
	(As originally	(Restated)	(Effect of
	reported)		adjustments)

Cash flows from operating activities
Net income	3,846,459	4,598,571		752,112
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of intangible assets	115,965	115,965		-
Amortization of leasehold lands	17,481	17,481		-
Depreciation	243,096	243,096		-
Dividend income	(4,486)	-	A	4,486
Loss on disposal of plant and equipment	7,725	7,725		-
Income taxes	829,593	989,132		159,539

Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable	(3,264,603)	(3,264,603)		-
Prepaid expenses and other receivables	(1,118,481)	(1,118,481)		-
Inventories	1,679,040	767,389		(911,651)
Increase (decrease) in -
Accounts payable	(279,202)	(279,202)		-
Other payables and accrued liabilities	(37,981)	(37,981)		-
Income taxes payable	(16,055)	(16,055)		-
Unearned revenue	(1,595,187)	(1,595,187)		-

Net cash provided by operating activities	423,364	427,850		4,486

Cash flows from investing activities
Acquisition of plant and equipment	(1,164,095)	(1,164,095)		-
Proceeds from disposal of plant and equipment	2,034	2,034		-
Dividend received	4,486	-	A	(4,486)

Net cash used in investing activities	(1,157,575)	(1,162,061)		(4,486)

Cash flows from financing activities
Proceeds from new short-term bank loans	33,932	33,932		-
Repayment of short-term bank loans	(259,532)	(259,532)		-
Net advances under other short term bank borrowings	3,925,836	3,925,836		-
Increase in restricted cash	(1,180,479)	(1,180,479)		-
Advances from related parties	(28,798)	(28,798)		-
Decrease in bank overdrafts	131,057	131,057		-
Dividends paid	(2,445,712)	(2,445,712)		-

Net cash provided by financing activities	176,304	176,304		-

Net decrease in cash and cash equivalents	(557,907)	(557,907)		-
Effect of foreign currency translation on cash and cash equivalents	(538)	(538)		-
Cash and cash equivalents - beginning of period	778,563	778,563		-

Cash and cash equivalents - end of period	220,118	220,118		-
___
A - to eliminate non-cash activity related to dividends.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

22.	Subsequent Events

Bond and Warrant Transaction

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

US $8,000,000 Variable Rate Convertible Bonds

The Bonds were issued further to a trust deed between the Company and The Bank of New York, London Branch, dated November 13, 2007 (the “Trust Deed”) and are represented by the global certificate in the form as set forth in the Trust Deed. The Bonds are subject to a paying and conversion agency agreement between the Company, The Bank of New York, and The Bank of New York, London Branch. The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Terms and Conditions of the Bonds (the “Terms”) contained in the Trust Deed, set forth, among other things, the following terms:

●	The Bonds bear cash interest from November 13, 2007 at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

●
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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

22.	Subsequent Events (continued)

●
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

●
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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (restated)
(Stated in US Dollars)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

22.	Subsequent Events (continued)

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

January 2008 Investor Relations Agreement

On January 16, 2008, the Company entered into a consulting agreement with Public Equity Group Inc. (“PEG”) Pursuant to the agreement, PEG will provide the Company with business consulting and investor relations services, oversee of all of the Company’s investor public relations and other related service providers, and monitor the Company’s investor relations meetings with brokerage firms and brokers to develop support for the Company’s stock and generate research coverage, in addition to strategic advice and other customary investor relations services. The agreement has a term of one year unless terminated earlier pursuant to 60-days prior written notice. The Company will issue 200,000 shares of its common stock to PEG as consideration under the agreement when the Company’s registration statement is declared effective by the Securities and Exchange Commission. During the three months ending March 31, 2008, the Company expects to recognize a one-time charge to administrative and other operating expenses with respect to the issuance of the 200,000 shares of common stock of approximately $700,000, based on an estimate of $3.50 per share, the mid-range offering price of the initial public offering. The per share amount could vary based on the actual initial public offering price.

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 87% of our revenue for the nine months ended September 30, 2007. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and ETA SA Manufacture Horlogere Suisse, to a base of over 300 customers primarily through our direct sales force. As a part and included in our sale of watch movements, we provide a variety of value-added services, including automated inventory management services, integration, design and development, management, and support services.

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

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors pursuant to which he agreed to purchase all of the shares of Series A Preferred Stock then held by such investors at a per share purchase price of $1.29 if our common stock fails to be listed or quoted for trading on the American Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before June 30, 2007, which has been subsequently extended to March 31, 2008. In addition, Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, as set forth in our filings with the SEC is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, for the three months and nine months ended September 30, 2007, we recorded a charge to operations of $200,289 and $1,852,494, respectively, to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares, and during the three months ended December 31, 2007, we expect to recognize a final charge to operations of $581,156 with respect to the Escrow Shares.

November 2007 Issuance of Bonds and Bond Warrants

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

•
Conversion. Each Bond is convertible at the option of the holder at any time on and after 365 days after the date our shares of common stock commence trading on the American Stock Exchange or any alternative stock exchange (the “Listing Date”) into shares of our common stock at an initial per share conversion price (“Conversion Price”) equal to the price per share at which shares are sold in our proposed initial public offering on the American Stock Exchange (“AMEX”) with minimum gross proceeds of US$2,000,000. If no initial public offering has occurred prior to conversion, the Conversion Price will be US$2.00, subject to adjustment according to the Terms of the Bonds. No Bonds may be converted after the close of business on November 13, 2012, or if such Bond is called for redemption before the maturity date, then up to the close of business on a date no later than seven business days prior to the date fixed for redemption thereof.

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

Registration Rights for Bonds, Warrants, and Underlying Shares

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

January 2008 Investor Relations Agreement

In addition, on January 16, 2008, we entered into a consulting agreement with Public Equity Group Inc. Pursuant to the agreement, Public Equity Group will provide us with business consulting and investor relation services, oversee of all of our investor public relation and related service providers, and monitor our investor relation meetings with brokerage firms and brokers to develop support for our stock and research coverage, in addition to strategic advice and other customary investor relation services. The agreement has a term of one year, unless terminated earlier with 60-days prior written notice. As consideration for entering in the agreement and compensation for Public Equity Group’s services under the agreement, we will issue 200,000 shares of our common stock to Public Equity Group Inc. if and when our registration statement, of which this prospectus is a part, is declared effective by the Securities and Exchange Commission. In connection with anticipated issuance of 200,000 shares of common stock, we expect to recognize a one-time charge to operations in the first quarter of 2008 in an amount equal to approximately $700,000, which is derived from valuing each share at $3.50, the mid-range offering price of the public offering that we intend to conduct in February 2008.

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

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the nine months ended September 30, 2007 was $56.6 million, with a gross profit $6.2 million, a 2.5% and 71.5% increase, respectively, as compared to $55.2 million in revenue and $3.6 million in gross profit for the nine months ended September 30, 2006. The gross profit margin increased to 11.0% for the nine months ended September 30, 2007 from 6.6% for the same period in 2006, primarily due to more diversified products being promoted to customers and higher selling prices as a result of extended credit terms to our customers. We provide a wide product spectrum of products carrying major brands as well as middle-low end China movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 300 watch manufacturers. In addition, we have extended our credit period from an average to 30 days to 60 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

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

We did not recognize any stock-based compensation during the three months or nine months ended September 30, 2006. During the three months and nine months ended September 30, 2007, we recorded $200,289 and $1,852,494, respectively, as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement, as described above, and during the three months ended December 31, 2007, we expect to recognize a final charge to operations of $581,156 with respect to the Escrow Agreement.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.1%	88.2%	84.4%	88.4%
Gross profit	19.9%	11.8%	15.6%	11.6%
Other income - Note 4	0.2%	0.2%	0.2%	0.2%
Depreciation	0.3%	0.4%	0.3%	0.4%
Administrative and other operating expenses, including stock-based compensation	3.0%	1.8%	5.1%	1.5%
Income from operations	16.8%	9.8%	10.4%	9.9%
Fees and costs related to reverse merger	-	-	1.1%	-
Other income - Note 4	0.2%	0.3%	0.2%	0.3%
Interest expenses - Note 5	1.4%	1.4%	1.3%	1.2%
Income before taxes	15.6%	8.7%	8.2%	9.0%
Income taxes - Note 6	3.0%	1.6%	2.2%	1.6%
Net income	12.6%	7.1%	6.0%	7.4%

Comparison of the three months ended September 30, 2007 with the three months ended September 30, 2006

Net sales for the three months ended September 30, 2007 was $23.0 million as compared to $19.6 million for the comparable period in 2006, an increase of $3.3 million, or 16.9%. This increase was primarily due to an increase in the sales of both completed watches and watch movements. Net sales of movements was $18.4 million for the three months ended September 30, 2007, accounting for approximately 79.9% of our total sales for the period, an increase of 5.9% as compared to $17.3 million for the comparable period in 2006. The increase was primarily attributable to an increase in volume of movements, which increased from 24.4 million pieces to 26.1 million pieces in the comparable three-month period in 2006 and 2007, respectively. The increase in the volume of movements was primarily due to the increase in sale of high-end items. Sales of completed watches for the three months ended September 30, 2007, was $4.6 million as compared to $2.3 million for the comparable period in 2006, an increase of 99.7%. The increase was due to an increase in sales volume from 0.26 million pieces to 0.54 million pieces in the comparable periods in 2007 and 2006, respectively. The increase in volume of completed watches was primarily due to our new product launch from during the third quarter.

Cost of sales for the three months ended September 30, 2007 was $18.4 million, or 80.1% of net sales, as compared to $17.3 million, or 88.2% of net sales, for the same period in 2006. The decrease in cost of sales as a percentage of net sales was largely attributable to the improved economies of scale and an increase in rebate receivables resulting from an increase of sales in the third quarter of 2007.

Gross profit for the three months ended September 30, 2007 was $4.6 million, or 19.9% of net sales, compared to $2.3 million, or 11.8% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributable to the increase in sales of higher-margin products as a result of diversification of products, a reduction in cost of sales due to the impact of rebate receivables, and improved economies of scale. Gross profit margins are usually a factor of product mix and demand for product. The gross profit margin of watch movements increased from 7.2% for the three months ended September 30, 2006 as compared to 13.2% of net sales for same period in 2007. The gross profit margin for completed watches for the three months ended September 30, 2007, which was 46.5% of net sales, as compared to 46.3% of net sales for the comparable period in 2006, as the product mix had no significant change.

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

Administrative and other operating expenses were $690,514, or 3.0% of net sales, for the three months ended September 30, 2007, as compared to $359,472, or 1.8% of net sales, for the comparable period in 2006. The increase in amount and as a percentage of net sales was primarily due to the recognition of $200,289 of stock-based compensation during the three months ended September 30, 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, which are subject to the achievement of defined annual net income for 2006 and 2007 pursuant to the Private Placement agreement entered into with our investors. We met the 2006 net income requirement. We expect to recognize a final charge to operations for stock-based compensation related to the Escrow Shares of $581,156 at December 31, 2007. The increase was also attributable to the increase in professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits in the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

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

Interest expense for the three months ended September 30, 2007 was $316,516, or 1.4% of net sales, as compared to $265,872, or 1.4% of net sales, in 2006, which was consistent in the comparable period.

Income taxes for the three months ended September 30, 2007 were $697,737, or 3.0% of net sales, as compared to $304,821, or 1.6% of net sales for the three months ended September 30, 2006. The increase in income taxes is primarily due to an increase in the operating margin to 16.5% for the three months ended September 30, 2007 compared to an operating margin of 8.7% for the three months ended September 30, 2006.

Net income for the three months ended September 30, 2007 (net of the charge for stock-based compensation of $200,289) was $2.9 million, or 12.6% of net sales, as compared to $1.4 million, or 7.1% of net sales for the comparable period in 2006.

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

Cost of sales for the nine months ended September 30, 2007 was $54.8 million, or 84.4% of net sales, as compared to $55.6 million, or 88.4% of net sales, for the same period in 2006. The slight decrease in cost of sales as a percentage of net sales was largely attributable to the improved economies of scale.

Gross profit for the nine months ended September 30, 2007 was $10.1 million, or 15.6% of net sales, compared to $7.3 million, or 11.6% of net sales for the same period in 2006. The increase in our gross profit margin was primarily attributable to the increase in sales of higher-margin products as a result of diversification of products, a reduction in cost of sales due to rebate receivables, and improved economies of scale. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales had increased from 6.6% for the nine months ended September 30, 2006 as compared to 11.0% of net sales for same period in 2007. The increase in gross profit margin was primarily due to an increase in sales of higher-margin items. There was a slight decrease of gross profit for completed watches for the nine months ended September 30, 2007, which was 46.5% of net sales as compared to 47.5% of net sales for the comparable period in 2006 as the product mix had no significant change.

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

Administrative and other operating expenses were $3.3 million, or 5.1% of net sales, for the nine months ended September 30, 2007, as compared to $971,717, or 1.5% of net sales, for the comparable period in 2006. The increase in amount and as a percentage of net sales was primarily due to the recognition of $1,852,494 of stock-based compensation during the three months ended September 30, 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, which are subject to the achievement of defined annual net income for 2006 and 2007 pursuant to the Private Placement agreement entered into with our investors. We met the 2006 net income requirement. We expect to recognize a final charge to operations for stock-based compensation related to the Escrow Shares of $581,156 at December 31, 2007. The increase was also attributable to the increase in professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits in the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

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

Income taxes for the nine months ended September 30, 2007 were $1.4 million, or 2.2% of net sales, as compared to $1.0 million for the nine months ended September 30, 2006, or 1.6% of net sales. The increase in income taxes is primarily due to an increase in the operating margin to 11.1% for the nine months ended September 30, 2007 compared to an operating margin of 9.0% for the nine months ended September 30, 2006.

Net income for the nine months ended September 30, 2007 (net of the charge for stock-based compensation of $1,852,494 and fees and costs related to the reverse merger of $736,197) was $3.9 million, or 6.0% of net sales, as compared to $4.6 million, or 7.4% of net sales for the comparable period in 2006.

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

On November 13, 2007, we completed a financing transaction pursuant to which we issued $8,000,000 Variable Rate Convertible Bonds that will be due in 2012. The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber of the Bonds. The Bonds bear cash interest at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds. Each Bond is convertible at the option of the holder at any time on and after a date that is 365 days after the date that our shares of common stock commence trading on the AMEX at an initial conversion price equal to the price per share at which shares are sold in our proposed initial public offering on AMEX with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to November 13, 2009 or September 29, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events) except in certain instances. In connection with the issuance of the Bonds, we also issued to the Subscriber warrants to purchase 600,000 shares of our common stock. The warrants were subscribed at a price of $0.0001 per warrant, are exercisable at $0.0001 per share, and terminate on November 13, 2010.

For the nine months ended September 30, 2007, net cash used by operating activities was approximately $3.7 million, as compared to net cash provided by operating activities of $423,364 for the comparable period in 2006. The increase in net cash used by operating activities was primarily attributable to an increase in accounts receivable of $7.3 million, an increase in prepaid expenses and other receivables of $4.3 million, partially offset by the decrease in inventories of $275,517 and an adjustment related to stock-based compensation to our CEO, Kwong Kai Shun of $1.9 million. The increase in accounts receivable was due to extended aging. The increase in prepaid expenses and other receivables was attributable to an increase in rebate receivables of $2.4 million and the deposit for a potential acquisition of plant facilities, but no acquisition has been completed as of the date of this report. The decrease in inventories was due to the decrease in inventories of completed watches. The increase in net income is due to the improved profit margin of movements segment as a result of improved economies of scale and increased selling price.

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

For the nine months ended September 30, 2007 and the same period in 2006, our average inventory turnover was approximately 30 days and 26 days, respectively. The average days outstanding of our accounts receivable for the nine months ended September 30, 2007 was 50 days, as compared to 28 days for the same period in 2006. The increase in the average days outstanding of our accounts receivable was due to the change in our credit policy. Since January 2007, we have extended our credit terms from 30 days to 60 day to customers who have a good credit history in order to improve our profit margin and competitiveness. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our sole executive officer, who is our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO/CFO concluded that our disclosure controls and procedure as of September 30, 2007 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

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

On January 16, 2008, we entered into an investor relations agreement with Public Equity Group Inc. pursuant to which we agreed to issue 200,000 shares of our common stock to Public Equity Group Inc. if and when our registration statement, of which this prospectus is a part, is declared effective by the Securities and Exchange Commission. Upon the issuance of 200,000 shares of common stock, we expect to recognize a one-time charge to operations in the first quarter of 2008 in an amount equal to approximately $700,000, which is derived from valuing each share at $3.50, the mid-range offering price of the public offering that we intend to conduct in February 2008. The expense will have a negative effect on our results of operations for 2008 and we may not realize a benefit from services provided under the agreement that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

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

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors in the Private Placement pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the nine months ended September 30, 2007, we recorded a charge to operations of $1,852,494 to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares, and during the three months ended December 31, 2007, we will recognize a final charge to operations of $581,156 with respect to the Escrow Shares. The expense will have a negative effect on our results of operations for 2007 and cause our net income to be reduced by $2.4 million for the year. We may not realize a benefit from services provided under the agreement that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

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