Form 10-K
period 2007-12-31
ASIA TIME CORP
filed 2008-03-31
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 001-33956

ASIA TIME CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	20-4062619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1601-1604, 16/F., CRE Centre 889 Cheung Sha Wan Road, Kowloon, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (852)-23100101

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐
Non-accelerated filer ☒    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The registrant’s common stock commenced trading on the American Stock Exchange on February 12, 2008. The aggregate market value of the registrant's issued and outstanding shares of common stock held by non-affiliates of the registrant as of March 3, 2008 (based on the price at which the registrant’s common stock was last sold on such date) was approximately $24,449,363.

There were 24,684,649 shares outstanding of the registrant’s common stock, par value $.0001 per share, as of March 15, 2008. The registrant’s common stock is listed on the American Stock Exchange under the ticker symbol “TYM.”

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the registrant's fiscal year end, or, if the registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

ASIA TIME CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our and their management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Dependence on a limited number of suppliers;

•	Cyclicality of our business;

•	Decline in the value of our inventory;

•	Significant order cancellations, reductions or delays;

•	Competitive nature of our industry;

•	Vulnerability of our business to general economic downturn;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations;

•	Costs and expenses related to the Bonds and Bond Warrants; and

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described below under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Overview

With respect to this discussion, the terms “we” and “our” refer to Asia Time Corporation, its 100%-owned subsidiary Times Manufacture & E-Commerce Corporation Limited, a British Virgin Islands corporation, (“Times Manufacture”) and its subsidiaries, Times Manufacturing & E-Commerce Corporation Ltd., TME Enterprise Ltd., Citibond Design Ltd. and Megamooch Online Ltd., each of which is a British Virgin Islands corporation, and the Hong Kong corporate subsidiaries Billion Win International Enterprise Ltd., Goldcome Industrial Ltd., Citibond Industrial Ltd., and Megamooch International Ltd. Times Manufacture was founded in March 2002 and is based in Hong Kong.

Our Company

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

We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and Ronda AG, to a base of over 300 customers primarily through our direct sales force. As a part and included in our sale of watch movements, we provide a variety of value-added services, including automated inventory management services, integration, design and development, management, and support services.

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

Watch Movements

We primarily distribute quartz watch movements that were produced primarily in Switzerland and Japan. All quartz watch movements distributed by our company are multi-function and have three hands. The watch movements have high adaptability so that a range of watches, from inexpensive to luxury, may be made from the same watch movement. To a lesser extent, we also offer mechanical movements manufactured by Citizen and Tsinlien Sea Gull Co. Ltd. For the year ended December 31, 2007, we acquired most of our watch movement products from the following two manufacturers: Citizen Miyota Co., Ltd., which is a member company in the Citizen Group, supplied 63% and Seiko Corporation supplied 27%. The next highest supplier was Hip Shun Industrial (HK) Ltd., which supplied us with less than 4% of our watch movements.

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

Manufacture branded proprietary watch movements. To further diversify our product offering and reduce our reliance on third party watch movement manufacturers, we eventually hope to manufacture our own brands of quartz movements and high end mechanical movements in-house. We estimate that our company can replace a portion of our current third-party watch movement sales with our own brand movements, watch movements manufactured in-house would be higher margin offerings than distributed products of third-party suppliers. In addition, in-house manufacturing will allow product offerings at more competitive price points which we believe will enhance our competitive position. To manufacture our own brands of quartz and mechanical movements in-house, would need to acquire watch movement facilities in China and invest in new equipments and research and development. We expect that up to $5.5 million will be required to obtain the equipment and facilities to manufacture branded proprietary watch movements. Our plan to acquire manufacturing facilities and equipment to manufacture our own brand of quartz and mechanical movements in-house is still underway and we have identified certain targets for negotiations and will disclose in due course.

Developing closer relationships with product brands owners and distributors. We believe it is important for our company to develop closer relationships with product brand owners and its distributors, which we believe would lead to more competitive pricing and stable supply of products. We also have plans to develop closer relationships with our existing brands and distributors by expanding our sales force. We commenced expansion of our sales force in the fourth quarter of 2007 and will continue in 2008.

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

We are also exploring opportunities to establish a retail network in China through teaming up with fashion, apparel or accessories chain stores to market our completed watches in China.

Suppliers

Manufacturers of watch movements are increasingly relying on the marketing, customer service, technical support and other resources of distributors who market and sell their product lines to customers not normally served by the manufacturer, and to supplement the manufacturer’s direct sales efforts for other accounts often by providing value-added services not offered by the manufacturer. Manufacturers seek distributors who have strong relationships with desirable customers, have the infrastructure to handle large volumes of products and can assist customers in the design and use of the manufacturers’ products. Currently, we have stable supplies from many manufacturers, including Miyota, Seiko, Ronda and Suissebaches. We continuously seek to identify potential new suppliers. During the year ended December 31, 2007, products purchased from our ten largest suppliers accounted for 92% of our total net purchases.

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

Backlog

As is typical of watch movement distributors, we have a backlog of customer orders. At December 31, 2007, we had a backlog of approximately $3.5 million as compared to a backlog of approximately $1.4 million at December 31, 2006. We believe that a substantial portion of our backlog represents orders due to be filled within the next 90 days. In recent years, the trend in our industry has been toward outsourcing, with more customers entering into just-in-time contracts with distributors, instead of placing orders with long lead times. As a result, the correlation between backlog and future sales is changing. In addition, we have increased our use of transactions where we purchase inventory based on electronically transmitted forecasts from our customers that may not become an order until the date of shipment and, therefore, may not be reflected in our backlog. Our backlog is subject to delivery rescheduling and cancellations by the customer, sometimes without penalty or notice. For the foregoing reasons our backlog is not necessarily indicative of our future sales for any particular period.

Employees

At December 31, 2007, we had a total of 35 full-time employees. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Available Information

Our principal executive offices are located at Room 1601-1604, 16/F., CRE Centre, 889 Cheung Sha Wan Road, Kowloon, Hong Kong. Our telephone number is (852) 23100101. Our Internet address is www.asiatimecorp.com. We make available free of charge on or through our Internet Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are currently listed for trading on the American Stock Exchange under the ticker symbol “TYM.” The trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

RISKS RELATED TO OUR OPERATIONS

We are dependent on a limited number of suppliers. Loss of one or more of our key suppliers could harm our ability to manufacture and deliver our products to our customers, which would have a material adverse effect on our business.

We rely on a limited number of suppliers for products that generate a significant portion of our sales. During the year ended December 31, 2007, products purchased from our 10 largest suppliers accounted for 92% of our total net purchases. Substantially all of our inventory has been and will be purchased from suppliers with which we have entered into non-exclusive distribution agreements. Moreover, most of our distribution agreements are cancelable upon short notice. As a result, in the event that one or more of those suppliers experience financial difficulties or are not willing to do business with us in the future on terms acceptable to management, our ability to manufacture and deliver our products to our customers would be harmed, which would result in a material adverse effect on our business, results of operations or financial condition. Additionally, our relationships with our customers could be materially adversely affected because our customers depend on our distribution of watch movements from the industry’s leading suppliers.

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

Approximately 90% of watch movements that we sell are manufactured by Japanese companies. As a result, our ability to sell certain products at competitive prices could be adversely affected by any of the following:

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

Any significant growth in the market for our products or entry into new markets by Asia Time may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2007, we had 35 full time employees. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

While the Chinese economy has experienced rapid growth in recent years, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Also, many observers believe that this rapid growth cannot continue at its current pace and that an economic correction may be imminent. Rapid economic growth can also lead to growth in the money supply and rising inflation. During the past two decades, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as minus 2%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. During 2007, the interest rate was increased from 5.67% to 7.83%. Repeated rises in interest rates by the central bank could slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

The price of our common stock may be volatile, and if an active trading market for our common stock does not develop, the price of our common stock may suffer and decline.

Prior to our initial public offering and listing of our common stock on the American Stock Exchange on February 12, 2008, there has been no public market for our securities in the United States. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. The price at which our common stock will trade after our initial public offering is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are outside of our control.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

As of March 15, 2008, we had 24,684,649 shares of common stock outstanding, and our certificate of incorporation permits the issuance of up to approximately 75,315,351additional shares of common stock. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the existing investors.

Pursuant to the terms of the Share Exchange, we registered the 2,250,348 shares of common stock underlying shares of our Series A Convertible Preferred Stock issued in an equity financing, in addition to 1,703,017 shares held by other shareholders. In addition, we agreed to file a registration statement no later than 90 days after our securities become listed for trading on the American Stock Exchange to register the Bonds, the 2,285,714 shares of our common stock, subject to adjustment, issuable upon the conversion of the Bonds, the Bond Warrants, and the 600,000 shares of our common stock, subject to adjustment, issuable upon the exercise of the Bond Warrants. We also intend to register the 200,000 shares of common stock issued in connection with our investor relations agreement that we entered into in February 2007. The preferred stockholders of the 2,250,348 registered shares are subject to a lock up agreement pursuant to which they agreed not to sell their shares until our common stock began trading on the American Stock Exchange, which occurred on February 12, 2008, after which their shares will automatically be released from the lock up every 30 days on a pro rata over a nine month period beginning on the date that is 30 days after listing of the shares. All of the shares included in an effective registration statement as described above may be freely sold and transferred, except if subject to a lock up agreement.

In connection with the public offering that we conducted on February 15, 2008, in which we issued 963,700 shares of freely tradable common stock, we, each of our directors and senior officers, and each holder of 5% or more of our common stock agreed, with limited exceptions, that we and they will not, without the prior written consent of the offering’s underwriter, through February 12, 2008, among other things, directly or indirectly, offer to sell, sell or otherwise dispose of any of shares of our common stock or file a registration statement with the SEC. After the lock-up agreements, up to the shares that had been locked up will be eligible for future sale in the public market at prescribed times pursuant to Rule 144 under the Securities Act, or otherwise, sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock.

Further, effective February 15, 2008, the SEC revised Rule 144, which provides a safe harbor for the resale of restricted securities, shortening applicable holding periods and easing other restrictions and requirements for resales by our non-affiliates, thereby enabling an increased number of our outstanding restricted securities to be resold sooner in the public market. Sales of substantial amounts of our stock at any one time or from time to time by the investors to whom we have issued them, or even the availability of these shares for sale, could cause the market price of our common stock to decline.

Our principal stockholder has significant influence over us.

Our largest shareholder, Kwong Kai Shun, who is also our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, beneficially owns or controls approximately 84.0% of our outstanding shares as of January 1, 2008. As a result of his holding, this shareholder has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. This shareholder also has the power to prevent or cause a change in control. In addition, without the consent of this shareholder, we could be prevented from entering into transactions that could be beneficial to us. The interests of this shareholder may differ from the interests of our shareholders.

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

In connection with Mr. Kwong’s agreement to release, under certain conditions, up to 2,326,000 shares of his common stock in our company to investors in our January 2007 Private Placement, we recorded a compensation charge of approximately $2.4 million for 2007.

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors in the Private Placement pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the year ended December 31, 2007, we recorded a charge to operations of $2,433,650 to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares. The expense will have a negative effect on our results of operations for 2007 and cause our net income to be reduced by $2.4 million for the year. We may not realize a benefit from services provided under the agreement that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

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

We will incur an expense charge of approximately $700,000 in the first quarter of 2008 in connection with 200,000 shares of common stock issued for investor relation services.

On January 16, 2008, we entered into an investor relations agreement with Public Equity Group Inc. pursuant to which we agreed to issue 200,000 shares of our common stock to Public Equity Group Inc. In connection with the issuance of 200,000 shares of common stock, we expect to recognize a one-time charge to operations in the first quarter of 2008 in an amount equal to approximately $700,000, which is derived from valuing each share at $3.50, the per share offering price in our February 2008 public offering. The expense will have a negative effect on our results of operations for 2008 and we may not realize a benefit from services provided under the agreement that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

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

We do not currently plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and we currently intend to retain any future earnings for funding growth. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them. We paid cash dividends of $0, $2.4 million, and $642,848 during the years ended December 31, 2007, 2006, and 2005 respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders to be voted on during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Commencing on February 12, 2008, our shares of common stock have been listed for trading on AMEX under the ticker symbol “TYM.” As of March 15, 2008, we had 32 registered shareholders.

From February 12, 2008, which was our first day of trading, through March 15, 2008, the high and low sales price for our common stock on AMEX has been $8.70 and $3.91 per share, respectively. On March 25, 2008, the closing sales price for our common stock on AMEX was $4.90 per share.

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

Dividend Policy

We do not expect to declare or pay any further cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We paid cash dividends of $0, $2.4 million, and $643,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Recent sales of unregistered securities

On November 13, 2007, we completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber”) under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) and issued (i) $8,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) 600,000 warrants to purchase an aggregate of 600,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as set forth in the warrant, that expire in 2010 (the “Bond Warrants”). The Bonds and Bond Warrants were offered and sold to the Subscriber in reliance upon exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) Subscriber is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) Subscriber has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) Subscriber agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

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

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer.

Equity Compensation Plan Information

As of December 31, 2007, we did not have an equity compensation plan.

Item 6. Selected Financial Data

The following selected consolidated statement of operations data for each of the years in the five-year period ended December 31, 2007 and the consolidated balance sheet data as of year-end for each of the years in the five-year period ended December 31, 2007 were derived from the audited consolidated financial statements. Such selected financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share amounts)
Net sales	$96,963	$81,134	$63,078	$36,553	$33,215
Cost of sales	(83,120)	(71,496)	(57,026)	(34,609)	(31,953)

Gross profit	$13,843	$9,637	$6,052	$1,944	$1,262
Other income	618	424	939	-	-
Depreciation	(332)	(326)	(259)	(126)	(18)
Administrative and other operating expenses, including stock based compensation	(4,595)	(1,285)	(1,436)	(1,345)	(834)

Income from operations	$9,534	$8,450	$5,296	$473	$410
Fee and costs related to reverse merger	(741)	-	-	-	-
Interest expense	(1,478)	(1,060)	(515)	(165)	(115)
Other income	233	238	156	28	20

Income before taxes	$7,548	$7,628	$4,937	$336	$315

Income taxes	(1,978)	(1,308)	(912)	(132)	(55)
Net income	$5,571	$6,320	$4,025	$204	$260

Earnings per common share:
- Basic	$0.24	$0.32	$0.21	$0.01	$0.01
- Diluted	$0.22	$0.32	$0.21	$0.01	$0.01

Dividends declared per common share	$-	$0.11	$0.03	$-	$-

Weighted average common shares:
- Basic	22,923,339	19,454,420	19,454,420	19,454,420	19,454,420
- Diluted	25,388,026	19,454,420	19,454,420	19,454,420	19,454,420

	As of December 31,
Consolidated Balance Sheets	2007	2006	2005	2004	2003
	(in thousands)
Current Assets	$48,925	$21,400	$16,648	$12,432	$4,836
Total Assets	51,451	24,096	18,533	13,866	4,876
Current Liabilities	24,176	15,553	13,890	12,620	3,847
Total Liabilities	24,578	15,585	13,890	12,620	3,847
Total Stockholders' Equity	26,873	8,511	4,644	1,246	1,030

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

We are mainly engaged in watch movement distribution business in Hong Kong and China which accounted for approximately 89% of our revenue for the year ended December 31, 2007. We have distribution centers and strategically located sales offices throughout Hong Kong and the People’s Republic of China (“China” or “PRC”). We distribute more than 350 products from over 30 vendors, including such market leaders as Citizen Group, Seiko Corporation and Ronda AG, to a base of over 350 customers primarily through our direct sales force. As a part and included in our sale of watch movements, we provide a variety of value-added services, including automated inventory management services, integration, design and development, management, and support services.

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

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the year ended December 31, 2007 was $86.4 million, with a gross profit $8.9 million, a 18.3% and 53.6% growth, respectively, compared to $73.0 million revenue and $5.8 million gross profit for the year ended December 31, 2006. The gross profit margin increased from 8.0% for the year ended December 31, 2006 to 10.3% for the year ended December 31, 2007, primarily due to more diversified products being promoted to customers and higher selling prices, which primarily resulted of extended credit terms to our customers. We provide a wide product spectrum of products carrying major brands as well as middle-low end China movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 350 watch manufacturers. In addition, we have extended our credit period from an average of 30 days to 60 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $10.5 million for the year ended December 31, 2007, a 30.4% increase compared to the same period in 2006, in which revenue was $8.1 million. This segment contributed approximately 11% of our revenue in 2007, as compared to 10% of revenue for the year ended December 31, 2006. We believe the increase was primarily contributed to our offering of value-added design services to our customers at no extra charge. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

Recent Events

February 2008 Public Offering

On February 15, 2008, we completed an initial public offering consisting of 963,700 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.7 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, we sold to the underwriter warrants to purchase up to 83,800 shares of our common stock. The warrants are exercisable at a per share price of $4.20 and has a term of five years.

January 2008 Investor Relations Agreement

In addition, on January 16, 2008, we entered into a consulting agreement with Public Equity Group Inc. Pursuant to the agreement, Public Equity Group will provide us with business consulting and investor relation services, oversee of all of our investor public relation and related service providers, and monitor our investor relation meetings with brokerage firms and brokers to develop support for our stock and research coverage, in addition to strategic advice and other customary investor relation services. The agreement has a term of one year, unless terminated earlier with 60-days prior written notice. As consideration for entering in the agreement and compensation for Public Equity Group’s services under the agreement, we agreed to issue 200,000 shares of our common stock to Public Equity Group Inc. In connection with the issuance of 200,000 shares of common stock, we expect to recognize a one-time charge to operations in the first quarter of 2008 in an amount equal to approximately $700,000, which is derived from valuing each share at $3.50, which is the offering price for our February 2008 public offering.

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

•
Conversion. Each Bond is convertible at the option of the holder at any time on and after 365 days after the date our shares of common stock commence trading on the American Stock Exchange, which occurred on February 12, 2008 (the “Listing Date”), into shares of our common stock at an initial per share conversion price (“Conversion Price”) equal to the price per share at which shares are sold in our public offering on the American Stock Exchange (“AMEX”), which was $3.50 per share, subject to adjustment according to the Terms of the Bonds. No Bonds may be converted after the close of business on November 13, 2012, or if such Bond is called for redemption before the maturity date, then up to the close of business on a date no later than seven business days prior to the date fixed for redemption thereof.

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

•
Mandatory Redemptions. If on or before November 13, 2008, the Bonds, Warrants, and shares underlying the Bonds and Warrants are not registered with the Securities and Exchange Commission (the “SEC”), the holder of the Bonds can require us to redeem the Bonds at 106.09% of their principal amount. Also, at any time after November 13, 2010, the holders of the Bonds can require us to redeem the Bonds at 126.51% of their principal amount. We are required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012.

Warrants to Purchase 600,000 Shares of Common Stock

The Warrants, which are evidenced by a warrant instrument entered into by and between us and the Subscriber, dated November 13, 2007 (the “Warrant Instrument”), are subject to the terms of a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch, dated November 13, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and Warrant Agency Agreement, the Warrants are exercisable at $0.0001 per share and terminate on November 13, 2010. We listed the shares underlying the Warrants on AMEX. In addition, we have agreed to register the shares of common stock underlying the Warrants with the SEC on or prior to November 13, 2008 and will keep the registration effective until 30 days after the Warrants terminate.

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

The accounting treatment related to the beneficial conversion and mandatory redemption features of the Bonds and the value of the Bond Warrants will have an adverse impact on our results of operations for the term of the Bonds. The application of Generally Accepted Accounting Principles will require us to allocate $6,107,299 to the beneficial conversion feature of the Bonds and $1,652,701 to the Bonds Warrants, which have been reflected in our financial statements as an interest discount. Also, we have determined that the total redemption premium associated with the mandatory redemption feature of the Bonds is $4,069,600. All of the aforementioned amounts associated with the beneficial conversion and mandatory redemption feature of the Bonds and the value of the Bond Warrants are being amortized as additional interest expense over the term of the Bonds. This accounting will result in an increase in interest expense in all reporting periods during the term of the Bonds, and, as a result, reduce our net income accordingly. For the year ended December 31, 2007, we recorded $345,461 in expenses related to the Bonds and Bond Warrants.

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

January 2007 Share Exchange and Private Placement

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

We agreed to and did register the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement. The investors in the Private Placement also entered into a lock up agreement pursuant to which they agreed not to sell their shares until our common stock began trading on the American Stock Exchange, which occurred on February 12, 2008, after which their shares will automatically be released from the lock up every 30 days on a pro rata over a nine month period beginning on the date that is 30 days after listing of the shares.

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, as set forth in our filings with the SEC is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We met these targets. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the year ended December 31, 2007, we recorded $2,433,650 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement, as described above.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. We have vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by us from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the years ended December 31, 2007, 2006, and 2005, we did not make any allowance for slow-moving or defective inventories.

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

We did not recognize any stock-based compensation during the years ended December 31, 2006, 2005 and 2004. During the year ended December 31, 2007, we recorded $2,433,650 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement, as described above.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Year ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	85.7%	88.1%	90.4%
Gross profit	14.3%	11.9%	9.6%
Other income	0.6%	0.5%	1.5%
Depreciation	0.3%	0.4%	0.4%
Administrative and other operating expenses, including stock-based compensation	4.7%	1.6%	2.3%
Income from operations	9.9%	10.4%	8.4%
Fees and costs related to reverse merger	0.8%	-	-
Other income	0.2%	0.3%	0.2%
Interest expenses	1.5%	1.3%	0.8%
Income before taxes	7.8%	9.4%	7.8%
Income taxes	2.0%	1.6%	1.4%
Net income	5.8%	7.8%	6.4%

Comparison of year ended December 31, 2007 (“Fiscal 2007”) with year ended December 31, 2006 (“Fiscal 2006”)

Net sales for the year ended December 31, 2007 were $97.0 million compared to $81.1 million for the comparable period in 2006, an increase of 19.5%. This increase was primarily due to the increased sales of watch movements and completed watches. Net sales of watch movements for the year ended December 31, 2007 were $86.4 million compared to $73.0 million for the comparable period in 2006 an increase of 18.3%. The increase was primarily due to an increase of volume of sales from 97.8 million to 100.3 million pieces, an increase of 2.5%. The increase in the volume of movements was primarily due to an increase in sale of high-end items. Sales of completed watches for the year ended December 31, 2007 was $10.5 million compared to $8.1 million for the comparable period in 2005, an increase of 30.4%. The increase was primarily due to an increase in sales volume from 877,600 pieces for Fiscal 2006 compared to 1.2 million pieces for Fiscal 2007, an increase of 38.2%.

Cost of sales consists of cost of purchases, net of discounts and returns. Cost of sales was $83.1 million for the year ended December 31, 2007 as compared to $71.5 million for the comparable period in 2006. The increase in total dollars was attributable to higher costs associated with our products. Our increase in revenue was 19.5% and our increase in cost of sales was 16.3% for Fiscal 2007, as compared to Fiscal 2006. As a percentage of net sales, cost of sales decreased to 85.7% for the year ended December 31, 2007 compared to 88.1% for the comparable period in 2006. The decrease as a percentage of net sales was attributable to improved economy of scale and more trading volume of watch movements.

Gross profit for the year ended December 31, 2007 was $13.8 million, or 14.3% of net sales, compared to $9.6 million, or 11.9% of net sales for the comparable period in 2006. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are usually a factor of product mix and demand for product. The increase of profit margin was primarily attributable to a lower cost for the sales resulting from an increase in economies of scale and (ii) higher mark-up prices that resulted from extended credit terms that we offered to our customers. Profit margin of movements as a percentage of net sales had increased to 10.3% for the year ended December 31, 2007 as compared to 8.0% of net sales for same period in 2006. There was a slight decrease of profit margin for completed watches for the year ended December 31, 2007 to 46.5% of net sales as compared to 47.2% for the same period in 2006.

Other income from operations was $617,913or 0.6% of net sales for Fiscal 2007, as compared to $424,016, or 0.5% of net sales for Fiscal 2006. The increase in other income from operations was attributable to a one-time income of $424,102 our sale of intangible assets and a rental income of $63,065 in Fiscal 2007, which was the rent received from our company-owned properties.

Administrative and other operating expenses were $4.6 million, or 4.7% of net sales for Fiscal 2007, as compared to $1.3 million, or 1.6% of net sales, for Fiscal 2006. The increase in amount and as a percentage of net sales was primarily due to the recognition of $2,433,650 of stock-based compensation in 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, which were subject to the achievement of defined annual net income for 2007 pursuant to the Private Placement agreement entered into with our investors. The increase was also attributable to an increase in professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits in the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income from non-operating activities was $233,379, or 0.2% of net sales for Fiscal 2007, which was consistent as compared to $237,571, or 0.3% of net sales for Fiscal 2006. This income was mainly come from bank deposit interests and had no significant change over the comparable periods.

Interest expense was $1.5 million for Fiscal 2007, as compared to $1.1 million for Fiscal 2006. The increase was primarily due to the interest and amortization on bonds of $345,461 in Fiscal 2007.

Income taxes for Fiscal 2007 were $2.0 million, or 2.0% of net sales, as compared to $1.3 million for Fiscal 2006, or 1.6% of net sales. The increase of effective income tax rates from 17.1% for Fiscal 2006 to 19.3% for Fiscal 2007 was primarily due to increase in the income not subject to tax by $30,537 and increase in expense not deductible by $293,603.

Net income for Fiscal 2007 was $5.6 million, compared to net income of $6.3 million for Fiscal 2006, representing an 11.1% decrease.

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

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of December 31, 2007, we had general banking facilities amounted to $22.2 million for overdraft, letter of credit, trust receipt, invoice financing and export loans granted by ten banks. Interest on the facilities ranged from minus 2.0 to 0.75% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). These banking facilities were secured by the leasehold properties, time deposits and held-to maturity investments of the group and personal guarantees executed by our Chairman of the Board.

On February 15, 2008, we completed an initial public offering consisting of 963,700 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.7 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, we sold to the underwriter warrants to purchase up to 83,800 shares of our common stock. The warrants are exercisable at a per share price of $4.20 and will expire if unexercised after five years from the date of issuance.

On November 13, 2007, we completed a financing transaction pursuant to which we issued $8,000,000 Variable Rate Convertible Bonds that will be due in 2012. The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber of the Bonds. The Bonds bear cash interest at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds. Each Bond is convertible at the option of the holder at any time on and after a date that is 365 days after February 12, 2008, which is the date that our shares of common stock commence trading on the AMEX, at an initial conversion price of $3.50. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to November 13, 2009 or September 29, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In connection with the issuance of the Bonds, we also issued to the Subscriber warrants to purchase 600,000 shares of our common stock. The warrants were subscribed at a price of $0.0001 per warrant, are exercisable at $0.0001 per share, and terminate on November 13, 2010.

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

For the year ended December 31, 2007, net cash used by operating activities was $8.1 million, as compared to net cash provided in operating activities of $190,906 in Fiscal 2006 and net cash used in operating activities of $445,644 in Fiscal 2005. The increase in net cash used by operating activities in Fiscal 2007 was attributable to an increase in (i) cash used for accounts receivable of $6.2 million for Fiscal 2007 as compared to $3.4 million for Fiscal 2006, (ii) prepaid expenses and other receivables of $5.6 million for Fiscal 2007 as compared to $1.7 million for Fiscal 2006, (iii) inventories of $6.1 million for Fiscal 2007 as compared to $50,990 for Fiscal 2006 and (iv) income taxes payable of $1.1 million for Fiscal 2007 as compared to $701,921 for Fiscal 2006; partially offset by an increase in net income of 5.6 million for Fiscal 2007 as compared to $6.3 million for Fiscal 2006 and an adjustment of $2.4 million to reconcile the net income for the stock-based compensation related to the Escrow Shares. The increase in cash used for accounts receivable was primarily attributable to the extended aging and an increase in net sales of 19.5% for Fiscal 2007 as compared to Fiscal 2006. The increase in cash used for prepaid expenses and other receivables was primarily attributable to an increase in deposit paid from $1.5 million for Fiscal 2006 to $5.8 million for Fiscal 2007, and the deposit for a potential acquisition of plant facilities, but no acquisition has been completed as of the date of this report. The increase in inventories was due to an expected increase in demand of watch movements in the first quarter of 2008, in addition to an anticipated increase in sales of mechanical movements, which require a higher inventory level than quartz movements. The increase in income tax was due to the increase in net income, and the increase in net income was due to the improved profit margin of movements segment as a result of improved economies of scale and increased selling price.

Net cash provided in investing activities was $163,398 for the year ended December 31, 2007, as compared to net cash used in investing activities of $859,823 for Fiscal 2006. The net cash provided in investing activities in Fiscal 2007 was due to the proceeds from disposal of intangible assets of $589,893, partially offset by the cash used in acquisition of manufacturing facilities for the completed watches segment. The net cash used in investing activities in Fiscal 2006 reflected the acquisition of two properties for an aggregate of $618,025, which were pledged for banking facilities and the acquisition of manufacturing facilities for the completed watches segment, partially offset by the disposal of an intangible asset of $300,849 and disposal of equipment of $2,031. The net cash used in investing activities in Fiscal 2005 was due to the acquisition of a property of $330,884 and a held-to-maturity investment fund that were pledged for banking facilities, and the acquisition of plant and equipment of $243,504 and acquisition of furniture and fixtures.

Net cash provided by financing activities was $13.9 million for the year ended December 31, 2007 as compared to $204,116 and $1.2 million for the comparable period in 2006 and 2005, respectively. The increase in net cash provided by financing activities in Fiscal 2007 was due to (i) the proceeds from issuance of Series A Convertible Preferred Stock of $2.6 million, (ii) the issuance of convertible bonds of $7.8 million, (iii) proceeds from new short-term bank loans of $5.4 million , and (iv) net advancement of other bank borrowings of 6.6 million, partially offset by repayment of short-term bank loans $4.6 million and an increase in restricted cash of $3.7 million as deposit to facilitate the bank loans. The decrease in net cash provided by financing activities in Fiscal 2006 was attributable to dividends paid of $2.45 million as compared to $642,848 in Fiscal 2005. The bank borrowing for Fiscal 2005 was increased to $10 million as compared to $7.4 million for Fiscal 2004.

For Fiscal year 2007, 2006 and 2005, our inventory turnover was 8.9, 10.8 and 10.8 times, respectively. In 2005 and 2006 the turnover ratio is almost the same at 10.8 times. The turnover ratio decrease in Fiscal 2007 as the order delivery cycle time of our supplies has shortened, possibly allowing us to keep a lower stock level with a decreased risk of stock shortages. The average days outstanding of our accounts receivable at December 31, 2007 were 42 days, as compared to 29 days and 24 days at December 31, 2006 and 2005. The increase in accounts receivable was due to the change in credit policy since 2005 where credit terms of up to 60 days were given to customers who had good credit history in order to improve our profit margin and competitiveness.

In an attempt to reduce our reliance on third-party watch movement manufacturers, we have plans to manufacture our own brands of quartz movements and mechanical movements in-house. To manufacture our own brands of quartz and mechanical movements in-house, we would need to acquire watch movement facilities in China and invest in new equipment and research and development. We expect that up to $5.5 million will be required to obtain the equipment and facilities to manufacture branded proprietary watch movements. Our plan to acquire manufacturing facilities and equipment to manufacture our own brand of quartz and mechanical movements in-house is still underway and we have identified certain targets for negotiations and will disclose in due course. We also have plans to expand our operation and sales force in China in 2008. Currently, we are looking for opportunities to establish our retail network in China through teaming up with fashion, apparel or accessories chain stores in China to market our completed watches in China. We may be required to raise the appropriate amount of capital needed for our future operations from future equity sales or through debt financings. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our plans to manufacture our own watch movement parts. We may not be able to obtain additional financial resources when necessary or on terms favorable to us, if at all, and any available additional financing may not be adequate. Moreover, new equity securities issued in financings, including any shares of Series A Convertible Preferred Stock or any new series of preferred stock authorized by our Board of Directors, may have greater rights, preferences or privileges than our existing common stock. To the extent stock is issued or options and warrants are exercised, holders of our common stock will experience further dilution.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on our financial statements. Management currently does not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We have not chosen to early adopt this statement. Management currently does not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not anticipate that the adoption of the above standards will have a material impact on our current or future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not anticipate that the adoption of the above standards will have a material impact on it current or future consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Financial Statements of Asia Time Corporation beginning at page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2007, our sole executive officer, who is our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO/CFO concluded that our disclosure controls and procedure as of December 31, 2007 had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

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

Management intends to seek additional qualified in house accounting personnel, such as a chief financial officer, or third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we take will address the conditions identified by our CEO/CFO as significant deficiencies in our disclosure controls and procedures. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We also intend to engage outside consultants to assist us in assessing and improving our internal controls and procedures. We believe that the remedial steps that we take will address the conditions identified by our CEO/CFO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO/CFO believes that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our CEO/CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of CEO/CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2007 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this Annual Report on Form 10-K/A, not later than the end of the 120-day period.

PART IV
Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule: Not applicable.

3. Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Kowloon, Hong Kong, on March 31, 2008.

Asia Time Corporation

/s/ Kwong Kai Shun
Kwong Kai Shun Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kwong Kai Shun	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	March 31, 2008
Kwong Kai Shun	(Principal Executive Officer; Principal Financial and Accounting Officer)

/s/ Michael Mak	Director and Corporate Secretary	March 31, 2008
Michael Mak

/s/ Lee Siu Po	Director	March 31, 2008
Lee Siu Po

/s/ Dr. Leung Ching Wah	Director	March 31, 2008
Dr. Leung Ching Wah

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

4.2
Trust Deed, dated November 13, 2007, by and between the Registrant and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007).

4.3
Paying and Conversion Agency Agreement, dated November 13, 2007, by and among the Registrant, The Bank of New York, and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007).

4.4
Warrant Instrument, dated November 13, 2007, by and between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007).

4.5
Warrant Agency Agreement, dated November 13, 2007 among the Registrant, The Bank of New York and The Bank of New York, London Branch (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007).

4.6
Registration Rights Agreement, dated November 13, 2007, by and between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007).

10.1
Form of Subscription Agreement dated as of January 23, 2007 and February 9, 2007 (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.1(a)
Form of Amendment No. 1 dated as of July 20, 2007 to Subscription Agreement (incorporated by reference from Exhibit 10.1(a) to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 18, 2007).

10.1(b)
Form of Amendment No. 2 dated as of December 16, 2007 to Subscription Agreement (incorporated by reference from Exhibit 10.1(b) to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 18, 2007, 2008).

10.2
Form of Agreement between Kwong Kai Shun and Investors of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 10.2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2007).

10.2(a)
Amendment No. 1 to Agreement between Kwong Kai Shun and Investors of Series A Convertible Preferred Stock, dated June 30, 2007 (incorporated by reference to Exhibit 10.2(a) of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2007).

10.2(b)
Form of Amendment No. 2 to Agreement between Kwong Kai Shun and Investors of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2(b) of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 18, 2007).

10.3
Subscription Agreement, dated October 31, 2007, by and between the Registrant and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007).

10.4
Registration Rights Agreement dated January 23, 2007 entered into by and between the Registrant and Affiliates of WestPark Capital, Inc. (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 18, 2007).

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
(FORMERLY SRKP 9, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asia Time Corporation
(Formerly SRKP 9, Inc.)

We have audited the accompanying consolidated balance sheets of Asia Time Corporation (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
March 20, 2008

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		At December 31,
	Notes	2007	2006
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		6,258,119	316,621
Restricted cash		8,248,879	4,523,679
Accounts receivable		14,341,989	8,188,985
Prepaid expenses and other receivables	7	7,704,999	2,101,133
Tax prepayment		-	767
Inventories, net	8	12,370,970	6,246,185
Prepaid lease payments		-	22,958

Total Current Assets		48,924,956	21,400,328
Deferred tax assets	6	29,929	14,042
Property and equipment, net	9	1,891,709	890,258
Leasehold lands	10	-	895,322
Held-to-maturity investments	11	300,231	301,196
Intangible assets	12	48,012	337,836
Restricted cash		256,476	257,301

TOTAL ASSETS		51,451,313	24,096,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable		1,310,809	770,360
Other payables and accrued liabilities	13	132,507	190,358
Income taxes payable		2,293,887	1,387,571
Bank borrowings	15	20,438,479	13,205,167

Total Current Liabilities		24,175,682	15,553,456

Convertible bond payables	16	345,461	-
Deferred tax liabilities	6	56,953	31,711

TOTAL LIABILITIES		24,578,096	15,585,167

COMMITMENTS AND CONTINGENCIES	20

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED BALANCE SHEETS (Cont’d)
(Stated in US Dollars)

		At December 31,
	Notes	2007	2006
		$	$
STOCKHOLDERS’ EQUITY
Preferred stock	17
Par value: US$0.0001
Authorized: 2007 - 10,000,000 shares
Issued and outstanding: 2007 - 2,250,348 issued (2006 - none)		225	-
Common stock	17
Par value: US$0.0001
Authorized: 100,000,000 shares
Issued and outstanding: 2007 - 23,156,629 shares (2006 - 19,454,420 shares)		2,316	1,946
Additional paid-in capital		13,481,036	654,298
Accumulated other comprehensive income		(28,404)	7,470
Retained earnings		13,418,044	7,847,402

TOTAL STOCKHOLDERS’ EQUITY		26,873,217	8,511,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		51,451,313	24,096,283

See notes to consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in US Dollars)

		Year ended December 31,
	Notes	2007	2006	2005
		$	$	$
Net sales		96,962,693	81,134,275	63,078,409
Cost of sales	21	(83,119,825)	(71,496,801)	(57,026,036)

Gross profit		13,842,868	9,637,474	6,052,373
Other operating income	3	617,913	424,016	938,573
Depreciation		(332,153)	(325,995)	(259,127)
Administrative and other operating expenses		(4,595,126)	(1,284,863)	(1,436,069)

Income from operations		9,533,502	8,450,632	5,295,750
Fees and costs related to reverse merger		(741,197)	-	-
Non-operating income	4	233,379	237,571	156,199
Interest expenses	5	(1,477,514)	(1,060,536)	(514,637)

Income before taxes		7,548,170	7,627,667	4,937,312
Income taxes	6	(1,977,528)	(1,307,728)	(911,687)

Net income		5,570,642	6,319,939	4,025,625

Earnings per share of common stock
- Basic		0.24	0.32	0.21
- Diluted		0.22	0.32	0.21

Weighted average shares of common stock
- Basic		22,923,339	19,454,420	19,454,420
- Diluted		25,388,026	19,454,420	19,454,420

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

						Accumulated
					Additional	other
	Preferred stock		Common stock		paid-in	comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	income	earnings	Total
		$		$	$	$	$	$
Balance, January 1, 2005	-	-	19,454,420	1,946	652,488	412	591,059	1,245,905
Issuance of shares (Note 1)	-	-	-	-	30,000	-	-	30,000
Restructuring (Note 1)	-	-	-	-	(28,190)	-	-	(28,190)
Comprehensive income
Net income	-	-	-	-	-	-	4,025,625	4,025,625
Foreign currency translation adjustments	-	-	-	-	-	13,137	-	13,137
Total comprehensive income	-	-	-	-	-	13,137	4,025,625	4,038,762
Dividends	-	-	-	-	-	-	(642,848)	(642,848)

Balance, December 31, 2005	-	-	19,454,420	1,946	654,298	13,549	3,973,836	4,643,629
Comprehensive income
Net income	-	-	-	-	-	-	6,319,939	6,319,939
Foreign currency translation adjustments	-	-	-	-	-	(6,079)	-	(6,079)
Total comprehensive income	-	-	-	-	-	(6,079)	6,319,939	6,313,860
Dividends	-	-	-	-	-	-	(2,446,373)	(2,446,373)

Balance, December 31, 2006	-	-	19,454,420	1,946	654,298	7,470	7,847,402	8,511,116
Originally issued on Jan. 3, 2006; deemed issued on Jan. 23, 2007 for reverse merger purposes	-	-	2,700,000	270	(270)	-	-	-
Issued in connection with 1.371188519 - for-1 retroactive stock split	-	-	1,002,209	100	(100)	-	-	-
Adjustment to SRKP 9 accounts to reflect reverse merger	-	-	-	-	(7,999)	-	-	(7,999)
Gross proceeds from shares sold in offering - initial closing	1,749,028	175	-	-	2,053,009	-	-	2,053,184
Gross proceeds from shares sold in offering - final closing	501,320	50	-	-	588,448	-	-	588,498
Stock based compensation	-	-	-	-	2,433,650	-	-	2,433,650
Stock warrants & conversion feature (Note 16)	-	-	-	-	7,760,000	-	-	7,760,000
Comprehensive income
Net income	-	-	-	-	-	-	5,570,642	5,570,642
Foreign currency translation adjustments	-	-	-	-	-	(35,874)	-	(35,874)
Total comprehensive income	-	-	-	-	-	(35,874)	5,570,642	5,542,238

Balance, December 31, 2007	2,250,348	225	23,156,629	2,316	13,481,036	(28,404)	13,418,044	26,873,217

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended December 31,
	2007	2006	2005
	$	$	$
Cash flows from operating activities
Net income	5,570,642	6,319,939	4,025,625
Adjustments to reconcile net income to net cash (used in) provided by operating activities :
Stock based compensation	2,433,650	-	-
Amortization of bond discount and bond interest	345,461	-	-
Amortization of intangible assets	123,977	154,436	154,438
Amortization of leasehold lands	-	23,247	7,968
Depreciation	332,153	325,995	259,127
Loss on disposal of plant and equipment	5,411	7,715	-
Gain on disposal of intangible assets	(425,256)	(210,594)	-
Income taxes	1,977,528	1,307,728	911,687

Changes in operating assets and liabilities :
Accounts receivable	(6,176,551)	(3,369,347)	(1,445,937)
Prepaid expenses and other receivables	(5,583,145)	(1,706,789)	334,759
Inventories	(6,142,119)	50,990	(2,421,140)
Accounts payable	542,798	(462,658)	(573,017)
Other payables and accrued liabilities	(57,206)	45,445	103,007
Income taxes payable	(1,056,985)	(701,921)	(199,079)
Unearned revenue	—	(1,593,280)	(1,603,082)

Net cash flows (used in) provided by operating activities	(8,109,642)	190,906	(445,644)

Cash flows from investing activities
Acquisition of leasehold lands	-	(618,025)	(330,884)
Acquisition of held-to-maturity investments	-	-	(301,007)
Acquisition of property and equipment	(426,815)	(544,678)	(243,504)
Proceeds from disposal of property and equipment	320	2,031	-
Proceeds from disposal of intangible assets	589,893	300,849	-

Net cash flows provided by (used in) investing activities	163,398	(859,823)	(875,395)

Cash flows from financing activities
Proceeds from insurance of series A convertible preferred stock	2,641,682	-	-
Issuance of convertible bonds	7,760,000	-	-
Proceeds from new short-term bank loans	5,368,934	1,700,622	346,622
Repayment of short-term bank loans	(4,636,670)	(525,535)	(408,211)
Net advancement of other bank borrowings	6,561,682	1,789,269	2,946,182
Increase in restricted cash	(3,738,065)	(484,997)	(755,170)
(Decrease) increase in bank overdrafts	(21,484)	199,893	(250,997)
Advance from a related party	(33,000)	(28,763)	(60,511)
Dividends paid	-	(2,446,373)	(642,848)

Net cash flows provided by financing activities	13,903,079	204,116	1,175,067

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

(Stated in US Dollars)

	Year ended December 31,
	2007	2006	2005
	$	$	$
Net increase (decrease) in cash and cash equivalents	5,956,835	(464,801)	(145,972)
Effect of foreign currency translation on cash and cash equivalents	(15,337)	1,332	14,575
Cash and cash equivalents - beginning of year	316,621	780,090	911,487

Cash and cash equivalents - end of year	6,258,119	316,621	780,090

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	1,197,386	1,060,536	514,637
Income taxes	1,056,985	701,921	199,079

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Asia Time Corporation (the “Company”), formerly SRKP 9, Inc., was incorporated in the State of Delaware on January 3, 2006. Effective January 23, 2007, the Company changed its name from SRKP 9, Inc. to Asia Time Corporation.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

1.	Organization and nature of operations (Cont’d)

reasonable best efforts to cause such registration statement to become effective within 120 days after the Required Filing Date or the actual filing date, whichever is earlier, or 150 days after the Required Filing Date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the Securities and Exchange Commission (“SEC”). In addition, the Company agreed to use its reasonable best efforts to maintain the registration statement effective for a period of 24 months at the Company's expense.

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

Corporate Structure - Before Restructuring

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

1.	Organization and nature of operations (Cont’d)

Corporate Structure - After Restructuring

Description of business

The Company and its subsidiaries (together, the “Group”) are engaged in sales to distributors of completed watches and watch components.

Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding

Times Manufacturing & E-Commerce Corporation Ltd (“TME HK”)	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding

Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components

Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components

Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components

Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components

TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding

Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive

Megamooch Online Ltd	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Principle of Consolidation

The consolidated financial statements include the accounts of Asia Time Corporation and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management of the Group to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount of property and equipment, intangible assets; the collectibility of accounts receivable; the realizability of deferred tax assets; the realizability of inventories; and amounts recorded for contingencies. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results may differ from those estimates.

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

Restricted cash

Certain cash balances are held as security for short-term bank borrowings and are classified as restricted cash in the Company’s balance sheets.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

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

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.

During the years ended December 31, 2007, 2006 and 2005, the Group did not experience any bad debts and, accordingly, did not make any allowance for doubtful debts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company has vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by the Company from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the years ended December 31, 2007, 2006 and 2005, the Company did not make any allowance for slow-moving or defective inventories.

Leasehold lands

Leasehold lands, representing upfront payment for land use rights, are capitalized at their acquisition cost and amortized using the straight-line method over the lease terms.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Intangible assets

Intangible assets with limited useful lives are stated at cost less accumulated amortization and accumulated impairment losses.

Amortization of intangible assets is provided using the straight-line method over their estimated useful lives as follows:

Trademarks	20%
Websites	20%

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

Investments are recognized/derecognized on the date the Company commits to  purchase/sell the investments or they expire.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives as follows:-

Land and buildings	over the unexpired lease term
Furniture and fixtures	20 - 25%
Office equipment	25 - 33%
Machinery and equipment	25 - 33%
Moulds	33%
Motor vehicles	25 - 33%

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Property and equipment (Cont’d)

Property and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

For the year ended December 31, 2007, no advertising and promotion expenses were incurred.

Advertising and promotion expenses amounted to $2,502 and $19,718 during 2006 and 2005, respectively, and are included in administrative and other operating expenses.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the year ended December 31, 2007. As of the date of the adoption of FIN 48, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive income represented foreign currency translation adjustments.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Foreign currency translation

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

	2007	2006	2005
Year end HK$ : US$ exchange rate	7.7980	7.7730	7.7535
Average yearly HK$ : US$ exchange rate	7.8014	7.7783	7.7778

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the year ended December 31, 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	2007	2006	2005
	$	$	$
Numerator for basic and diluted earnings per share:
Net income	5,570,642	6,319,939	4,025,625

Denominator:
Basic weighted average shares	22,923,339	19,454,420	19,454420
Effect of dilutive securities	2,464,687	-	-

Diluted weighted average shares	25,388,026	19,454,420	19,454,420

Basic earnings per share:	0.24	0.32	0.21

Diluted earnings per share:	0.22	0.32	0.21

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Comparative amounts

Certain amounts included in the prior years consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

Interest rate risk

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments as of December 31, 2007 and 2006 and believes its exposure to interest rate risk is not material.

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

The Company did not recognize any stock-based compensation during the years ended December 31, 2006 and 2005. During the year ended December 31, 2007, the Company recorded $2,433,650 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement described at Note 17.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

2.	Summary of significant accounting policies (Cont’d)

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements. Management currently does not believe the adoption of SFAS 157 will have a material impact on the Group’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Management currently does not believe the adoption of SFAS 159 will have a material impact on the Group’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not anticipate that the adoption of the above standards will have a material impact on it current or future consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not anticipate that the adoption of the above standards will have a material impact on it current or future consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

3.	Other operating income

	Year ended December 31,
	2007	2006	2005
	$	$	$
Commission income	-	-	771,432
Gain on disposal of intangible assets	424,103	210,594	-
License fee of intangible assets	130,745	167,138	167,141
Rental income	63,065	46,284	-

	617,913	424,016	938,573

4.	Non-operating income

	Year ended December 31,
	2007	2006	2005
	$	$	$
Bank interest income	214,217	208,854	76,358
Dividend income	11,957	8,977	4,481
Insurance compensation	-	-	8,325
Net exchange gains	3,335	1,078	1,302
Other interest income	25	18,635	49,440
Sundry income	3,845	27	16,293

	233,379	237,571	156,199

5.	Interest expenses

	Year ended December 31,
	2007	2006	2005
	$	$	$
Interest on trade related bank loans	1,066,581	981,184	457,983
Interest and amortization on bonds	345,461	-	-
Interest on short-term bank loans	22,267	25,322	6,254
Interest on bank overdrafts	42,654	54,030	45,302
Interest on other loans	551	-	5,098

	1,477,514	1,060,536	514,637

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

6.	Income taxes

	Year ended December 31,
	2007	2006	2005
Hong Kong profits tax	$	$	$
Current year	1,968,120	1,311,479	948,933
Over provision in prior year	-	(21,408)	(37,246)

	1,968,120	1,290,071	911,687
Deferred taxes	9,408	17,657	-

	1,977,528	1,307,728	911,687

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 17.5% on the estimated assessable profits during the years.

The Company’s subsidiaries that are incorporation in the British Virgin Islands are not subject to income taxes under that jurisdiction.

A reconciliation of income tax expense to the amount computed by applying the Hong Kong statutory tax rate to the income before taxes in the consolidated income statement is as follows:

	Year ended December 31,
	2007	2006	2005
	$	$	$
Income before taxes	7,548,170	7,627,667	4,937,312

Provision for income taxes at Hong Kong
income tax rate	1,320,929	1,334,842	864,030
Change in valuation allowance	4,150	486	50,918
Non-taxable items	(74,407)	(43,870)	(14,147)
Non-deductible items	726,856	7,363	27
Others	-	8,907	45,927

	1,977,528	1,307,728	911,687

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

The major components of deferred tax recognized in the consolidated balance sheets as of December 31, 2007, 2006 and 2005 are as follows:

6.	Income taxes (Cont’d)

	At December 31
	2007	2006	2005
	$	$	$
Temporary difference on accelerated tax
depreciation on plant and equipment	27,024	17,669	-

Deferred tax liabilities, net	27,024	17,669	-

Recognized in the balance sheet:
Net deferred tax assets	(29,929)	(14,042)	-
Net deferred tax liabilities	56,953	31,711	-

	27,024	17,669	-

Deferred tax assets of the Company relating to the tax effect of the change in valuation allowance of the Company has not been accounted for in the financial statements for the years ended December 31, 2007, 2006 and 2005 as management determined that it was more likely than not that these tax losses would not be utilized in the foreseeable future. There was no other significant unprovided deferred taxation of the Company at the balance sheet dates.

7.	Prepaid expenses and other receivables

	At December 31,
	2007	2006	2005
	$	$	$
Rental receivable	-	46,314	-
Interest receivable	24,696	20,218	-
Purchase deposits	7,553,332	1,530,372	361,221
Sales proceeds of intangible assets receivable	-	301,042	-
Other deposits and prepayments	126,971	203,187	33,015

	7,704,999	2,101,133	394,236

The purchase deposits represented advanced payments to suppliers for merchandises of inventories.

8.	Inventories

	At December 31
	2007	2006	2005
	$	$	$
Merchandises, at cost - completed watches	2,148,638	1,745,648	3,630,754
Merchandises, at cost - watch movements	10,222,332	4,500,537	2,682,868

	12,370,970	6,246,185	6,313,622

No inventories were written off during the years ended December 31, 2007, 2006 and 2005.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

9.	Property and equipment

	At December 31,
	2007	2006	2005
	$	$	$
Cost
Land and buildings	1,188,043	242,350	104,008
Furniture and fixtures	488,901	492,866	478,811
Office equipment	146,752	145,911	137,410
Machinery and equipment	320,595	321,626	128,974
Moulds	774,558	384,665	230,863
Motor vehicles	74,475	45,928	26,375

	2,993,324	1,633,346	1,106,441

Accumulated depreciation
Land and buildings	68,525	8,441	2,542
Furniture and fixtures	331,751	237,508	140,271
Office equipment	128,165	100,612	68,766
Machinery and equipment	157,294	93,475	32,447
Moulds	379,548	276,936	153,139
Motor vehicles	36,332	26,116	26,375

	1,101,615	743,088	423,540

Net
Land and buildings	1,119,518	233,909	101,466
Furniture and fixtures	157,150	255,358	338,540
Office equipment	18,587	45,299	68,644
Machinery and equipment	163,301	228,151	96,527
Moulds	395,010	107,729	77,724
Motor vehicles	38,143	19,812	-

	1,891,709	890,258	682,901

Depreciation expenses included in administrative and other operating expenses for the years ended 2007, 2006 and 2005 are $332,153, $325,995, $259,127 respectively.

As at December, 2006, 2005 and 2004, the carrying amount of land and buildings pledged as security for the Group’s banking facilities amounted to $1,121,531, $233,909 and $101,466 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

10.	Leasehold lands

	At December 31
	2007	2006	2005
	$	$	$
Cost	949,514	949,514	331,924

Accumulated amortization	-	(31,234)	(7,992)

Transfer to property and equipment	(949,514)	-	-

Net	-	918,280	323,932

Analyzed for reporting purposes as:
Current asset	-	22,958	7,993
Non-current asset	-	895,322	315,939

	-	918,280	323,932

Amortization expenses included in administrative and other operating expenses for the years ended 2007, 2006 and 2005 are $Nil, $23,247 and $7,968 respectively.

As at December, 2007, 2006 and 2005, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $Nil, $918,280, $323,932 respectively.

11.	Held-to-maturity investments

	At December 31,
	2007	2006	2005
	$	$	$
Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	300,231	301,196	301,954

As at December, 2007, 2006 and 2005, the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $300,231, $301,196 and $301,954 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

12.	Intangible assets

	At December 31,
	2007	2006	2005
	$	$	$
Cost
Trademarks	200,051	200,695	201,199
Websites	-	421,459	573,418

	200,051	622,154	774,617
Accumulated amortization
Trademarks	152,039	112,389	72,431
Websites	-	171,929	118,037

	152,039	284,318	190,468
Net
Trademarks	48,012	88,306	128,768
Websites	-	249,530	455,381

	48,012	337,836	584,149

Amortization expenses included in administrative and other operating expenses for the years ended 2007, 2006 and 2005 are $ 92,884, $154,436 and $154,438 respectively.

Estimated aggregate future amortization expenses for the succeeding three years as of December 31, 2007 were as follows:

$
2008	48,012

13.	Other payables and accrued liabilities

	At December 31,
	2007	2006	2005
	$	$	$
Accrued expenses	92,249	181,352	145,249
Sales deposits received	40,258	9,006	-

	132,507	190,358	145,249

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

14.	Advance from a related party

Advance from a related party for working capital is as follows:

	At December 31,
	2007	2006	2005
	$	$	$
Advance from a director	-	-	28,854

The above advance is interest-free, unsecured and has no fixed repayment terms.

15.	Bank borrowings

	At December 31
	2007	2006	2005
	$	$	$
Secured:
Bank overdrafts repayable on demand	528,451	551,714	352,577
Repayable within one year
Short term bank loans	2,223,290	1,469,866	294,764
Other trade related bank loans	17,686,738	11,183,587	9,416,788

	20,438,479	13,205,167	10,064,129

As of December 31, 2007, the Company’s banking facilities are composed of the following:

Facilities granted	Granted	Amount Utilized	Unused
	$	$
Bank overdrafts	695,662	528,451	167,211
Other short terms bank loans	2,223,290	2,223,290	-
Other trade related facilities	22,151,579	17,686,738	4,464,841

	25,070,531	20,438,479	4,632,052

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

15.	Bank borrowings (Cont’d)

As of December 31, 2007, the above short-term banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,152,189 (note 10 and 11);

(b)	charge over restricted cash of totally $8,505,354;

(c)	charge over held-to-maturity investments of $300,231 (note 11); and

(d)	personal guarantee executed by a director of the Company;

(e)	Other financial covenant:-

The bank borrowings require one of the Company’s subsidiaries to be secured by an Insurance Policy of $256,476 and a director as the insured party.

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $5,257,758.

The Company was in compliance with this requirement at December 31, 2007.

The interest rates of short-terms bank loans were at 6.25% to 8.00% per annum with various maturity rates.

The interest rates of other trade related bank loans were at Hong Kong Prime Rate minus 0.75% to 2% per annum.

16.	Convertible Bonds and Bond Warrants

On November 13, 2007, the Company completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber ”) issuing (i) $8,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) warrants to purchase an aggregate of 600,000 shares of our common stock, subject to adjustments for stock splits or reorganizations as net forth in the warrant, that expire in 2010 (the “Warrants “).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated November 13, 2007, as amended, between us and The Bank of New York, London Branch (the “Trust Deed “). The Bonds are also subject to a paying and conversion agency agreement dated November 13, 2007 between us, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other thing, the following terms:

    Interest Rate. The Bonds bear cash interest from November 13, 2007 at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Convertible Bonds and Bond Warrants (Cont’d)

    Conversion. Each Bond is convertible at the option of the holder at any time on a date that is 365 days after the date that our securities are traded on the American Stock Exchange (“AMEX”) through March 28, 2012, into shares of our common stock at an initial conversion price equal to the price per share at which shares are sold in our proposed initial public offering of common stock on the American Stock Exchange (“AMEX”) with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price was adjusted to $3.5 based on the Company’s initial public offering completed in February 2008. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

    Mandatory Redemptions. If on or before November 13, 2008, either (i) our common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Warrants) are not listed on AMEX OR (ii) the Bonds, Warrants, and shares underlying the Bonds and Warrants are not registered with the Securities and Exchange Commission (the “SEC”), then holders of the Bonds can require us to redeem the Bonds at 106.09% of the principal amount. In addition, at any time after November 13, 2010, holders of the Bonds can require us to redeem the Bonds at 126.51% of the principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012.

On November 13, 2007, the Company entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from us (the “Warrants Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among us, The Bank of New York and The Bank of New York, London Branch dated November 13, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on November 13, 2007 and will terminate on November 13, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. The Company has agreed to list the Warrant on AMEX, or any alternative stock exchange by November 13, 2008.

On November 13, 2007 the Company also entered into a registration rights agreement with the Subscriber pursuant to which the Company agreed to include the Bonds, the Warrants, and the shares of common stock underlying the Bonds and Warrants in a pre-effective amendment to registration statement that the Company have on file with the SEC. Subsequently, the Company verbally agreed with the Subscriber not to include the Subscriber’s securities in this registration statement and to register them in a separate registration statement to be filed promptly after the effective date of this registration statement.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

16.	Convertible Bonds and Bond Warrants (Cont’d)

At November 13, 2007, the date of issuance, the Company determined the fair value of the Bonds to be $7,760,000. The warrants and the beneficial conversion feature were $1,652,701 and $6,107,299 respectively, which were determined under the Black-Scholes valuation method. They are included under stockholders’ equity as additional paid in capital-stock warrants and additional paid in capital-beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5.Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the interest method of 5 years. The Beneficial Conversion Feature was calculated using a $2 conversion price. The conversion rate effective with the Company’s initial public offering in February 2008 increased to $3.5. This change in the conversion rate will result in a reduction of the Beneficial Conversion Feature by approximately $4 million dollars and will result in a reduction in additional paid in capital and increase the bonds payable. The overall result in a reduction in bond discounts.

As addressed in an earlier paragraph under Mandatory Redemptions, the Company will redeem each bond at 150.87% of its principal amount on November 13, 2012 (the maturity date). On the basis of this commitment, the Company has determined the total redemption premium to be $4,069,600, which is an addition to the original face value of the Bonds of $8,000,000. This redemption premium is to be amortized to interest expense over the term of the Bonds by the interest method. Interest expense on the accretion of redemption premium for the period from November 13, 2007 to December 31, 2007 amounted to $65,333 as disclosed in the following schedule of Convertible Bonds Payable.

Because of the fact that the $8,000,000 Variable Rate Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Issuer as follows:

(1)	Convertible Bonds	$8,000,000
(2)	Bond Discount	$240,000
(3)	Warrants	$1,652,701
(4)	Beneficial Conversion Feature	$6,107,299

The above items (2), (3), and (4) are to be amortized to interest expense over the term of the Bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following:-

Year ending December 31, 2007	$
Convertible Bonds Payable	8,000,000
Less: Interest discount - Warrants	(1,652,701)
Less: Interest discount - Beneficial conversion feature	(6,107,299)
Less: Bond discount	(240,000)
Accretion of interest discount - Warrant	44,374
Accretion of interest discount - Beneficial conversion feature	163,977
Amortization of bond discount to interest expense	6,444
6% Interest Payable	65,333
Accretion of redemption premium	65,333

Net	345,461

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

17.	Common stock and convertible preferred stock

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

17.	Common stock and convertible preferred stock (Cont’d)

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

17.	Common stock and convertible preferred stock (Cont’d)

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

The Company met the 2006 and 2007 net income requirement of $6,300,000 and $7,700,000 respectively, and the Escrow Shares would be fully returned to Mr. Kwong on April 1, 2008.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

18.	Concentration of credit

A substantial percentage of the Group's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue are as follows:

	2007	2006	2005
Company A	11%	12%	24%
Company B	-	11%	11%

Details of the accounts receivable from the one customer with the largest receivable balances at December 31, 2007 and 2006 are as follows:

	Percentage of accounts receivable
	2007	2006
Company A	22%	18%

19.	Pension plans

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost was $20,265, $18,749 and $18,802 during 2007, 2006 and 2005, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

20.	Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of December 31, 2007 are as follows:

Year ending December 31	$
2008	70,047

Rental expenses for the years ended 2007, 2006 and 2005 were $90,295, $103,624 and $138,262 respectively.

21.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

For management purposes, the Group is currently organized into two major principal activities - trading of watch movements (components) and trading of completed watches. These principal activities are the basis on which the Group reports its primary segment information.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

21.	Segment Information (Cont’d)

For the year ended December 31, 2007

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$
Sales	86,414,118	10,548,575	-	96,962,693
Cost of sales	(77,473,063)	(5,646,762)	-	(83,119,825)

Gross profit	8,941,055	4,901,813	-	13,842,868

Operations expenses	(1,072,410)	(913,394)	(2,941,475)	(4,927,279)
Other operating income	63,064	554,849	-	617,913
Income from operations	7,931,709	4,543,268	(2,941,475)	9,533,502
Fees and costs related to reverse merger	-	-	(741,197)	(741,197)
Non-operating income	233,379	-	-	233,379
Interest expenses	(1,132,053)	-	(345,461)	(1,477,514)
Income before income taxes	7,033,035	4,543,268	(4,028,133)	7,548,170
Significant non-cash items:
- Gain on disposal of intangible assets	-	(425,256)	-	(425,256)
- Depreciation	180,034	152,119	-	332,153
- Amortization of intangible assets	-	123,977	-	123,977
Segment assets	45,349,351	6,101,962	-	51,451,313
Total expenditures for additions to long-lived assets
- Property and equipment	426,815	-	-	426,815

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

21.	Segment Information (Cont’d)

For the year ended December 31, 2006

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$
Sales	73,047,632	8,086,643	-	81,134,275
Cost of sales	(67,228,452)	(4,268,349)	-	(71,496,801)

Gross profit	5,819,180	3,818,294	-	9,637,474

Operations expenses	(1,396,289)	(214,569)	-	(1,610,858)
Other operation income	46,264	377,752	-	424,016
Income from operations	4,469,155	3,981,477	-	8,450,632
Fees and costs related to reverse merger	-	-	-	-
Non-operating income	237,571	-	-	237,571
Interest expenses	(1,060,536)	-	-	(1,060,536)
Income before income taxes	3,646,190	3,981,477	-	7,627,667
Significant non-cash items:
- Gain on disposal of fixed asset	(210,594)	-	-	(210,594)
- Depreciation	159,003	166,992	-	325,995
- Amortization of intangible assets	-	154,436	-	154,436
- Amortization of leasehold lands	23,247	-	-	23,247
Segment assets	19,766,313	4,329,970	-	24,096,283
Total expenditures for additions to long-lived assets
- Property and equipment	776,252	386,451	-	1,162,703
- Acquisition of held-to-maturity investments	301,007	-	-	301,007

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

21.	Segment Information (Cont’d)

For the year ended December 31, 2005

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$
Sales	58,843,209	4,235,200	-	63,078,409
Cost of sales	(55,069,673)	(1,956,363)	-	(57,026,036)

Gross profit	3,773,536	2,278,837	-	6,052,373

Operations expenses	(1,270,239)	(424,957)	-	(1,695,196)
Other operating income	771,431	167,142	-	938,573
Income from operations	3,274,728	2,021,022		5,295,750
Fees and costs related to reverse merger	-	-	-	-
Non-operating income	156,199	-	-	156,199
Interest expenses	(514,637)	-	-	(514,637)
Income before income taxes	2,916,290	2,021,022		4,937,312
Significant non-cash items:
- Depreciation	183,180	75,947	-	259,127
- Amortization of intangible assets	-	154,438	-	154,438
- Amortization of leasehold lands	7,968	-	-	7,968
Segment assets	13,678,951	5,078,308	-	18,757,259
Total expenditures for additions to long-lived assets
- Property and equipment	574,388	-	-	574,388

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the years ended December, 2007, 2006 and 2005 consequently, no segment information by geographical areas is presented.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)
(Stated in US Dollars)

22.	Subsequent Events

On January 16, 2008, the Company entered into a consulting agreement with Public Equity Group Inc. Pursuant to the agreement, Public Equity Group will provide the Company with business consulting and investor relation services and other related services. The agreement has a term of one year, unless terminated earlier with 60-days prior written notice. As consideration for entering in the agreement and compensation for Public Equity Group’s services under the agreement, the Company will issue 200,000 shares of its common stock to Public Equity Group Inc. In connection with the issuance of 200,000 shares of common stock, we expect to recognize a one-time charge to operations in the first quarter of 2008 in an amount equal to approximately $700,000, which is derived from valuing each share at $3.50, the offering price in our public offering.

On February, 12, 2008, the company’s common stock commenced trading on the American Stock Exchange.

On February 15, 2008, the Company issued 963,700 shares of common stock upon the closing of an initial public offering. The Company’s sale of common stock, which was sold indirectly by the Company to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.7 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, the Company sold to the underwriter warrants to purchase up to 83,800 shares of its common stock. The warrants are exercisable at a per share price of $4.20 and has a term of five years.