Form 10-K/A
period 2007-12-31
ASIA TIME CORP
filed 2008-04-29
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note: This Form 10-K/A for is being filed to complete Part III of Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”) and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

ASIA TIME CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management as of April 25, 2008:

Name	Age	Position
Kwong Kai Shun	45	Chief Executive Officer and Chairman of the Board
King Wai Lin	41	Chief Financial Officer
Michael Mak	61	Director and Corporate Secretary
Siu Po Lee	39	Director
Dr. Ching Wah Leung	49	Director
Wu Hok Lun	51	Director

Kwong Kai Shun has been the Chairman of the Board and Chief Executive Officer of our company since 2002. Mr. Kwong also served as the Chief Financial Officer from 2002 to April 2008. Mr. Kwong was educated in Hong Kong, receiving a Post-Secondary Diploma in 1983. He started his career with Wah Kwong Hon Trading Ltd. In 1983; when he left four years later, he was sales manager for the optical and eyewear company. He held management positions with Zeiss Optical Co. and Wing Hing Optical Co. Ltd., which were eyewear and lenses trading companies, for the next four years. Zeiss was a public company listed in Germany. In 1991, he founded and served as Managing Director for Song Lam Industrial Ltd., which was engaged in the watch movement trading business, where he developed his network of contacts and connections throughout China and Southeast Asia. He joined Stanford International Holdings in 1999 and was part of management of BonusAmerica and resigned in 2005.

King Wai Lin has served as our Chief Financial Officer since April 2008. Mr. Lin is a Certified Public Accountant in Hong Kong and prior to his appointment as an executive officer of our company, he served as a sole proprietor of accounting services. From 2003 to 2006, Mr. Lin served as a Senior Manager of Hong Kong Great Wall Certified Public Accountant Limited, where he was responsible for tax compliance and planning, insurance company audits, U.S. initial public offerings (“IPOs”) and due diligence for mergers and acquisitions in China. Prior to that, he served as a Manager at Moores Rowland form 2001 to 2003 where he was in charge of audit advisory for companies listed on the Hong Kong stock exchange, including Hong Kong IPOs. Mr. Lin also served in senior financial roles at Deloitte Touche Tohmatsu from 1997 to 2001, and private accounting firms Kwan Wong Tan & Fong CPA from 1992 to 1997 and Li Tan Chen CPA from 1989 to 1992. Mr. Lin received a Certificate of Accountancy in 1991 from the Kwai Chung Vocational Institute. Mr. Lin is a practicing member of the Hong Kong Institute of Certified Public Accountants, a member of the Chartered Association of Certified Accountants and a member of the Hong Kong Taxation Association.

Michael Mak has been Director of our company since 2005 and has served as corporate secretary since 2007. Mr. Mak currently serves as President, CEO and a Director of Asia Global Holdings Corp. (formerly BonusAmerica Worldwide Corp.) (OTCBB: AAGH), an E-Commerce and direct marketing firm providing online shopping. An independent entrepreneur, Mr. Mak founded Stanford International Holding Corporation in 1999 and Asia Global Holdings in 2002. He ran eCommerce, a direct marketing firm, from 1999 to present. Mr. Mak started his business career after high school at Berlin & Company (Hong Kong), a financial company, in 1963 as a foreign exchange dealer. He was promoted to Manager five years later, and made Associate Partner in 1972. He managed the organization until 1985 when he immigrated to the USA. He subsequently founded and managed the following corporations: Triwell International Corporation, 1985 to 2005, an importer and wholesaler of general merchandise; Unitex Trading Corporation, 1987 to present, a designer and manufacturer of brand-name leather goods and watches, wholesaling to department stores and specialties stores throughout North America; and Dingbats Inc., 1995 to present, a designer and importer of timepieces and licensed watches to discount stores.

Dr. Ching Wah Leung (Tony) has served as a director of our company since January 2008. Since May 2006, Mr. Leung has been the General Manager of Techtronics Industries Ltd. From 2002 to 2006, Dr. Leung was an Adjunct Professor at the Graduate School of Engineering at the University of Bridgeport in Connecticut. Additionally, from June 2000 to April 2006, Dr. Leung was the Program Manager for Johnson Electric (USA) Corp. (OTCBB:JELCY), a provider of motion subsystems and motion components for automotive and industrial applications. From 1999 to 2000, Dr. Leung served as the Senior Factory Manager for Johnson Electric (China) Ltd. Dr. Leung received a Ph.D. in Manufacturing Strategy from the University of Wales, Swansea in the United Kingdom in 1997 and an MBA from the University of Macau in 1986. Additionally, Dr. Leung has a diploma in Electronics Engineering form the Hong Kong Polytechnic University and a diploma in Computer Programming and Internet Application from the Institute for Computer Studies in Canada.

Siu Po Lee (Simon) has served as a director of our company since January 2008. Since September 2006, Mr. Lee has served as a lecturer in the Department of Accountancy and Law at Hong Kong Baptist University, serving as the Assistant Director of the Centre for Corporate Governance and Financial Policy since June 2007. From September 1999 to August 2006, Mr. Lee served as an instructor at the School of Accountancy at the Chinese University of Hong Kong. Since January 2007, Mr. Lee has served as a director of Infosmart Group, Inc. (OTCBB: IFSG), a developer of recordable digital versatile disc media. Mr. Lee received an M.S. in Computer Science from the Open University of Hong Kong in 2002, an MBA from the Chinese University of Hong Kong in 1992, and a B.S. in Physics from the Chinese University of Hong Kong in 1990.

Wu Hok Lun (Benson) has served as a director of our company since January 2008. Since May 2005, Mr. Wu has served as a director of Woo Ping Investments, Ltd. (HK), a real estate management firm. Since July 2004, Mr. Wu has also served as a director of Hainan New Meyer Industry Ltd., China, a manufacturer of motor vehicle lubricants. Additionally, Mr. Wu has been a director of Hong Kong Kentford Ltd., HK, a company involved in the trading of motor lubricant, since March 2003; a director of Meyer Technology International Ltd., HK, since July 1997; a director of Meyer International Ltd., HK, a pharmaceutical exporter since February 1995; a director of Nidoway Investment Ltd., HK, a pharmaceutical wholesaler and exporter since August 1992; and a director of Meyer Pharmaceuticals Ltd., HK, a pharmaceutical manufacturer since January 1990. Mr. Wu received a B.S. in 1982 from the School of Pharmacy at Brighton Polytechnic in the United Kingdom (now known as the University of Brighton). Mr. Wu is a registered Pharmacist in Hong Kong and the United Kingdom.

Family Relationships

None.

Board Composition

Subject to certain exceptions, under the listing standards of the American Stock Exchange (“AMEX”), a listed company’s board of directors must consist of a majority of independent directors. Although we are eligible for an exemption from this requirement because we are considered a “controlled company” pursuant to Section 801(a) of the AMEX Company Guide as one of our shareholders owns more than 50% of our voting power, we have a majority of independent directors. Our Board of Directors has determined that three of the five members of our Board of Directors are independent under the listing standards of AMEX, as follows: Siu Po Lee, Dr. Ching Wah Leung, and Wu Hok Lun.

Audit Committee

We established our audit committee in January 2008. The audit committee consists of Siu Po Lee, Dr. Ching Wah Leung, and Wu Hok Lun, each of whom is an independent director. Siu Po Lee is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the audit committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The audit committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

Our Board of Directors does not maintain a separate nominating or compensation committee. Functions and duties customarily performed by such committees are performed by a majority of our independent directors in compliance with the requirements for listing on AMEX. Such responsibilities include:

•
The design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of any equity incentive plans, including the approval of grants under any such plans to our employees, consultants and directors.

•	The review and determination of compensation of our executive officers, including our Chief Executive Officer.

•
The selection of director nominees, the approval of director nominations to be presented for shareholder approval at our annual general meeting and filling of any vacancies on our board of directors, the consideration of any nominations of director candidates validly made by shareholders, and the review and consideration of developments in corporate governance practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of holdings and transactions in our stock with the SEC. Based on a review of written representations from our executive officers and directors, we believe that during the fiscal year ended December 31, 2007, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K. Our code of ethics is posted on our Internet website at www.asiatimecorp.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Corporate Secretary, Asia Time Corporation, Room 1601-1604, 16/F., CRE Centre, 889 Cheung Sha Wan Road, Kowloon, Hong Kong. Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

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

Our Chief Executive Officer and Chairman of the Board, Kwong Kai Shun, determined the compensation for our current executive officers that was earned and paid in fiscal 2007, during which Mr. Kwong was our only executive officer. On January 1, 2007, Kwong Kai Shun began receiving compensation under a plan pursuant to which he received a monthly base salary of $20,000 and actual housing and insurance expenses, which we expected to be approximately $3,000 and $1,000 per month, respectively. For the year ended December 31, 2007, Mr. Kwong earned $240,000 in base salary and $12,691 for housing expenses. Mr. Kwong also received an annual bonus equivalent to three months salary, equal to $60,000. The annual bonus was subject to a minimum company achievement of $2,000,000 annual profit before tax. The bonus for 2007 was paid after the 2007 fiscal year performance was determined and evaluated. The bonus of Kwong Kai Shun is solely (100%) based on the achievement of annual profit before tax as we believe this performance indicator is best to reflect his overall responsibility and contribution to the company for the relevant period. In addition, we intend to adopt an equity incentive plan in 2008, subject to shareholder approval, after which we intend to grant 200,000 stock options to Mr. Kwong. The specific terms of the options will be determined by the independent members of the Board of Directors of our company.

In addition, we recorded a charge of $2,433,650 in 2007 for a performance-based compensatory stock arrangement with Mr. Kwong. In connection with our January 2007 Private Placement, Mr. Kwong entered into an agreement (the “Escrow Agreement”) with the investors pursuant to which he agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the “Escrow Shares”). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, as set forth in our filings with the SEC was less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares were to be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the year ended December 31, 2007, we recorded $2,433,650 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement.

In comparison to 2007, Mr. Kwong was paid a salary of $61,538 and automobile, housing and medical personal benefits allowance in the amount of $12,312 for the year ended December 31, 2006. Mr. Kwong did not receive a cash bonus in 2006. The increase in compensation during 2007 as compared to 2006 was primarily due to the increased level of responsibilities that were assumed by the executive in becoming a publicly-listed company. The compensation for Mr. Kwong was set and approved by the Board of Directors.

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

As a result of these criteria, we have reviewed the following companies:

•
Hong Kong/Chinese timepiece and jewelry companies:  National Electronics Holdings Ltd. (SEHK:213), Hang Fung Gold Technology Limited (SSEHK:870), and Peace Mark Holdings Ltd. (SEHK:304), LJ International, Inc. (NasdaqNM: JADE), and Man Sang Holdings, Inc. (Amex: MHJ).

•
Hong Kong/Chinese companies listed in the United States:  China Architectural Engineering, Inc. (AMEX: RCH), Wonder Auto Technology, Inc. (NasdaqNM:WATG — manufacturer of automotive electrical parts in China), SORL Auto Parts, Inc. (NasdaqNM:SORL — manufacturer and distributor of commercial vehicle air brake valves and related components in China and internationally), and Orsus Xelent Technologies, Inc. (Amex:ORS — designer for retail and wholesale distribution of cellular phones).

Our Board of Directors focuses its evaluation and analysis on companies of similar market size and stage of growth, while taking into account our relative performance and our own strategic goals. We believe that the companies that we evaluate are comparable to us and provided valuable guidance to us in setting the appropriate levels and form of compensation for our executive officers.

We believe that the salary paid to our executive officer during 2007, 2006, and 2005 are indicative of the objectives of our compensation program and reflect the fair value of the services provided to our company. We set an executive’s base salary with the objective of attracting and retaining highly qualified individuals for the relevant position and rewarding individual performance. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

Currently, we have no specific plans to provide raises after becoming a company with securities publicly traded in the United States. Although no specific plans have yet been discussed, we may adopt such a plan to provide raises to our executive officers in the future. Adopting higher compensation in the future may be based on the increased amount of responsibilities to be assumed by each of the executive officers after we become a publicly listed company. We may also expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.

Our board of directors does not currently have a compensation committee. We anticipate that our board of directors will establish a compensation committee in fiscal 2008 that will be comprised of non-employee members of our board of directors. Our current expectation is that the compensation committee of our board of directors will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. Those companies may or may not be public companies or companies located in Hong Kong or China or even, in all cases, companies in a similar business. The companies that we review may include the comparable companies listed above, in addition other companies of a size, scope and magnitude similar to us at the time we conduct our annual review, which may include companies not currently listed or reporting. We believe that the companies that we evaluate are comparable to us and can provide valuable guidance to us in determining whether the levels and forms of compensation for our executive officers are adequate. For 2008, until such time as a formal compensation program and committee is established, the independent members of our board of directors will determine the bonus levels for 2008 after the completion of the fiscal year. After the compensation committee is formed, it will make such determinations.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2007, 2006, and 2005 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)(1)	Total ($)
Kwong Kai Shun(5)	2007	240,000	$60,000(2)	—	$2,433,650(3)	$12,691	$2,746,341
Chief Executive Officer	2006	61,538	—	—	—	12,312	73,850
and Chairman of the Board	2005	62,000	—	—	—	13,500	75,500
Richard Rappaport(4)	2007	—	—	—	—	—	—
Former Chief Executive	2006	—	—	—	—	—	—
Officer and Former Director	2005	—	—	—	—	—	—
Anthony Pintsopoulos(4)	2007	—	—	—	—	—	—
Former Chief Financial	2006	—	—	—	—	—	—
Officer and Former Director	2005	—	—	—	—	—	—

(1)	This relates to automobile, housing and medical personal benefits.

(2)
Mr. Kwong received an annual bonus equivalent to three months salary, equal to $60,000, after we obtained a minimum company achievement of $2,000,000 annual profit before tax for the year ended December 31, 2007.

(3)
In connection with our January 2007 Private Placement, Mr. Kwong entered into an agreement (the “ Escrow Agreement”) with the investors pursuant to which he agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the “Escrow Shares”). Pursuant to the Escrow Agreement, if our net income for 2006 or 2007, subject to specified adjustments, as set forth in our filings with the SEC is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income, if any, for such fiscal years. We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the year ended December 31, 2007, we recorded $2,433,650 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement.

(4)	Messrs. Rappaport and Pintsopoulos resigned from all positions with the Company upon the close of the Share Exchange on January 23, 2007.

(5)	Mr. Kwong resigned as our Chief Financial Officer in April 2008.

Grants of Plan-Based Awards in 2007

There were no option grants in 2007.

Outstanding Equity Awards at 2007 Fiscal Year-End

There were no option exercises or options outstanding in 2007.

Option Exercises and Stock Vested in Fiscal 2007

There were no option exercises or stock vested in 2007.

Employment Agreement

On April 21, 2008, we entered into an employment agreement with King Wai Lin (the “Employment Agreement”) in connection with Mr. Lin’s employment as our Chief Financial Officer. The Employment Agreement is effective as of April 21, 2008 and continues in effect until terminated by us or Mr. Lin as provided in the Employment Agreement. Mr. Lin will receive a monthly base salary of HK$80,000, or approximately USD $10,264. Further, after a two-month probation period, Mr. Lin will be eligible for a discretionary annual bonus and to receive paid vacation and other benefits made available to our other employees, such as paid holidays and paid sick leave. During the two-month probation period, we may terminated the Employment Agreement with not less than one month’s written notice or payment of one months’ base salary in lieu thereof or by Mr. Lin with not less than one month’s written notice. After the probation period, we may terminate the Employment Agreement with not less than four month’s written notice or payment of four months’ base salary in lieu thereof or by Mr. Lin with not less than four month’s written notice. Upon termination of the Employment Agreement, Mr. Lin may not work for any of our suppliers or clients for a period of 12 months after his termination.

In addition, Mr. Lin executed a Confidentiality Employment Agreement effective as of April 21, 2008. Pursuant to the Confidentiality Employment Agreement, Mr. Lin may not, without prior approval, engage in the conduct of any business or have any financial interest in any other business which (i) competes or may compete with our business; (ii) could jeopardize our reputation; or (iii) interfere with Mr. Lin’s performance of his duties to us. Additionally, Mr. Lin may not, for a period of twelve months after the termination of his employment with us, engage in or be interested in, any business which is in direct competition with our business, subject to certain exceptions. Additionally, Mr. Lin may not for a period 12 months after the termination of his employment with us, within Hong Kong, or in any other country where we have transacted business, solicit or entice away our employees, customers or clients or employ or use the services of any of our employees or consultants..

Director Compensation

For the year ended December 31, 2007, our directors received compensation for his or her service as a director, as set forth in the table below.

Name(2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Kwong Kai Shun	—	—	—	—	—	—	—
Michael Mak	210,000(1)	—	—	—	—	—	210,000
______________________

(1)
In January 1, 2007, Michael Mak began receiving compensation under a plan pursuant to which he receives monthly compensation with respect to salary, housing and insurance in the amounts of $15,000, $3,000 and $1,000, respectively. Mr. Mak did not claim any housing or insurance allowance for 2007. Mr. Mak will also receive an annual bonus equivalent to two months salary subject to a minimum company achievement of $2,000,000 annual profit before tax, which is the same company performance standard to which our CEO’s annual bonus is subject. The bonus for 2007 would be paid, if at all, only after the 2007 fiscal year performance has been evaluated, which we expect to occur on or around on March 31, 2008. Based on preliminary results of operations for 2007, Mr. Mak will achieve this bonus payment for 2007. The compensation for Mr. Mak was set and approved by the Board of Directors.

(2)
Siu Po Lee, Dr. Ching Wah Leung, and Wu Hok Lun were appointed to the Board of Directors in January 2008. The directors will be paid $10,000 annually for their services as a member of the Board of Directors.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007 with respect to securities authorized for issuance as equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	$—	—
Equity compensation plans not approved by shareholders(1)	—	—	—

Total	—	$—	—
_____
(1) In February 2008, we issued 200,000 shares of common stock to an investor relations firm.

Indemnifications of Directors and Executive Officers and Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to our company and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than the our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. We have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of April 25, 2008 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of April 25, 2008, we had 24,960,011 issued and outstanding shares of common stock, 1,610,666 shares of Series A Preferred Stock and no options to purchase shares of common stock. We also have outstanding variable rate convertible Bonds that are convertible into 2,285,714 shares of our common stock issuable upon the conversion of the Bonds, subject to adjustment, based on an initial conversion price equal to $3.50 per share, the price at which shares were sold in our initial public offering on AMEX, and 600,000 shares of our common stock issuable upon the exercise of outstanding Bond Warrants, subject to adjustment.

The following table sets forth, as of April 25, 2008 certain information with respect to beneficial ownership of our common stock by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our company;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned
Officers and directors
Kwong Kai Shun	Chairman of the Board and Chief Executive Officer	19,454,420		77.9%

King Wai Lin	Chief Financial Officer	—		—

Michael Mak	Director and Corporate Secretary	—		—

Siu Po Lee	Director	—		—

Dr. Ching Wah Leung	Director	—		—

Wu Hok Lun	Director	—		—

Officers and Directors as a Group (6 persons)		19,454,420		77.9%

5% of more shareholders

Kam Yuen Suite 2911 Shell Tower Times Square 1 Matheson Street Causeway Bay, Hong Kong		1,550,388	(1)	5.8%

Debbie Schwartzberg 1900 Avenue Of The Stars Suite 301 Los Angeles, CA 90067		1,332,795		5.3%

Richard Rappaport 1900 Avenue Of The Stars Suite 301 Los Angeles, CA 90067		1,332,795		5.3%
______________________

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

January 2007 Share Exchange

On January 23, 2007, we completed the Share Exchange with Times Manufacture and Kwong Kai Shun, the former sole shareholder of Times Manufacture. At the close of the Share Exchange, Times Manufacture became our wholly-owned subsidiary and 100% of the issued and outstanding securities of Times Manufacture were exchanged for our securities. An aggregate of 19,454,420 shares of our common stock were issued to this shareholder. Further to the Share Exchange, Times Manufacture paid an aggregate of $350,000 to the shareholders of SRKP 9, Inc. As of the close of the Share Exchange and as of January 1, 2008, Mr. Kwong owned approximately 84.0% of our issued and outstanding stock. Moreover, concurrent with the closing of the Share Exchange, our board appointed Kwong Kai Shun as Chairman of the Board, Chief Executive Officer and Chief Financial Officer, as well as Michael Mak as a director. Kwong Kai Shun is Chief Executive Officer and director of Times Manufacture and has since resigned as our Chief Financial Officer.

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

We believe that the WestPark Capital arrangements are at fair market value and are on terms comparable to those that would have been reached in arm’s-length negotiations had the parties been unaffiliated at the time of the negotiations.

Agreement of Kwong Kai Shun

In connection with the Private Placement, Kwong Kai Shun, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement with the investors in the Private Placement. Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the “Escrow Shares”). According to the agreement, if our annual net income for 2006 or 2007 (subject to specified adjustment) as set forth in its filings with the Securities and Exchange Commission is less than $6.3 million or $7.7 million, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon our actual net income for such fiscal years. According to the agreement, the number of shares Mr. Kwong would distribute to shareholders would be determined by a formula based on the number of common stock held by the investors multiplied by the shortfall in a valuation agreed upon by the parties. We met our net income threshold of $6.3 million for 2006 and $7.7 for 2007, and the investors did not receive shares from Mr. Kwong. If we did not meet any of these thresholds, the number of shares that would have been distributed would have been determined by the following formula.

A = N × S

A	means the number of additional shares of common stock to be transferred by Mr. Kwong to the investors.

N	means the number of stock held by the investors.

S	means the shortfall in agreed valuation per share of Common Stock calculated as follows: $1.29 - ((actual amount of net income for 2007 × 4) / 25,482,210).

For illustration purposes, if our net income for fiscal 2007 was $7.0 million, as opposed to $7.7 million, then Mr. Kwong would be required to transfer approximately 430,254 shares of common stock to the investors under the agreement. In no circumstances will the shares distributed by Mr. Kwong exceed 2,326,000 shares. Each shareholder would have received a pro rata amount of shares based on the number of the shares that they held at the time of any distribution per the agreement.

We have accounted for the Escrow Shares as the equivalent of a performance-based compensatory stock plan between Mr. Kwong and us. Accordingly, during the nine months ended September 30, 2007, we recorded a charge to operations of $1,852,494 to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Shares, and during the three months ended December 31, 2007, we recognized a final charge to operations of $581,156 with respect to the shares.

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

We believe that arrangement with Kwong Kai Shun is at fair market value and are on terms comparable to those that would have been reached in arm’s-length negotiations had the parties been unaffiliated at the time of the negotiations.

Director Independence

Subject to certain exceptions, under the listing standards of the American Stock Exchange (“AMEX”), a listed company’s board of directors must consist of a majority of independent directors. Although we are eligible for an exemption from this requirement because we are considered a “controlled company” pursuant to Section 801(a) of the AMEX Company Guide as one of our shareholders owns more than 50% of our voting power, we have a majority of independent directors. Our Board of Directors has determined that three of the five members of our Board of Directors are independent under the listing standards of AMEX, as follows: Siu Po Lee, Dr. Ching Wah Leung, and Wu Hok Lun.

Policy for Approval of Related Party Transactions

Our policy is to have our Audit Committee review and pre-approve any related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, or adherence to standards of business conduct as required by our policies.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended December 31, 2007 and 2006, we retained Dominic K.F. Chan & Co., Certified Public Accountants, to provide services as follows:

	Fees for the Year Ended December 31
Services	2007	2006
Audit fees(1)	$81,864	$62,695
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-

Total audit and non-audit fees	$81,864	$62,695

(1) These are fees for professional services performed by Dominic K.F. Chan & Co., Certified Public Accountants, for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statements on Form S-1.

(2) No fees were billed for each of fiscal year 2007 and fiscal 2006 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) There were no tax return preparation fees for fiscal 2007 and fiscal 2006 paid to our principal accountants.

(4) No fees were billed for each of fiscal 2007 and fiscal 2006 for products and services provided by the principal accountant.

Pre-Approval Policy

In accordance with our Audit Committee Charter, the Audit Committee pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The scope of the pre-approval shall include pre-approval of all fees and terms of engagement. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Kowloon, Hong Kong, on April 29, 2008.

Asia Time Corporation

/s/ Kwong Kai Shun
Kwong Kai Shun Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kwong Kai Shun	Chief Executive Officer and Chairman of the Board	April 29, 2008
Kwong Kai Shun	(Principal Executive Officer)

/s/ King Wai Lin	Chief Financial Officer	April 29, 2008
King Wai Lin	(Principal Financial and Accounting Officer)

/s/ Michael Mak	Director and Corporate Secretary	April 29, 2008
Michael Mak

*	Director	April 29, 2008
Lee Siu Po

*	Director	April 29, 2008
Dr. Leung Ching Wah

Director
Wu Hok Lun

*By:	/s/ Kwong Kai Shun
Kwong Kai Shun, Attorney-in-Fact
April 29, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description
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

Exhibit No.	Exhibit Description
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

10.5
Employment Agreement by and between King Wai Lin and the Registrant dated April 21, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2008).

10.6
Confidentiality Agreement by and between King Wai Lin and the Registrant dated April 21, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2008).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____

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