Form 10-Q
period 2008-03-31
ASIA TIME CORP
filed 2008-05-15
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
001-33956

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

There were 24,960,011 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of April 25, 2008.

ASIA TIME CORPORATION.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Asia Time Corporation as contained in its Annual Report on Form 10-K, as amended, as originally filed with the Securities and Exchange Commission on March 31, 2008.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		As of
	Notes	March 31,	December 31,
		2008	2007
		(Unaudited)	(Audited)
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		1,359,973	6,258,119
Restricted cash		7,962,355	8,248,879
Accounts receivable		22,526,025	14,341,989
Prepaid expenses and other receivables	7	8,927,087	7,704,999
Inventories, net	8	12,057,512	12,370,970

Total Current Assets		52,832,952	48,924,956
Deferred tax assets	6	29,991	29,929
Property and equipment, net	9	4,392,962	1,891,709
Leasehold lands	10	-	-
Held-to-maturity investments	11	300,848	300,231
Intangible assets	12	38,088	48,012
Restricted cash		257,003	256,476

TOTAL ASSETS		57,851,844	51,451,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable		195,618	1,310,809
Other payables and accrued liabilities	13	193,091	132,507
Income taxes payable		3,101,525	2,293,887
Bank borrowings	14	20,918,549	20,438,479

Total Current Liabilities		24,408,783	24,175,682

Convertible bond payables	15	4,842,229	345,461
Deferred tax liabilities	6	57,071	56,953

TOTAL LIABILITIES		29,308,083	24,578,096

COMMITMENTS AND CONTINGENCIES	18

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Stated in US Dollars)

		As of
	Notes	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
		$	$
STOCKHOLDERS’ EQUITY
Preferred stock	16
Par value: 2008 – US$0.0001 (2007 – US$0.0001)
Authorized: 2008 – 10,000,000 shares (2007 – 10,000,000 shares)
Issued and outstanding: 2008 – 1,627,888 issued (2007 – 2,250,348 issued)		163	225
Common stock	16
Par value: 2008 US$0.0001 (2007 – US$0.0001)
Authorized: 100,000,000 shares
Issued and outstanding: 2008 – 24,942,789 shares (2007 – 23,156,629 shares)		2,494	2,316
Additional paid-in capital		12,636,308	13,481,036
Accumulated other comprehensive income		39,331	(28,404)
Retained earnings		15,865,465	13,418,044

TOTAL STOCKHOLDERS’ EQUITY		28,543,761	26,873,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		57,851,844	51,451,313

See notes to condensed consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Three months ended March 31,
		2008	2007
		(Unaudited)	(Unaudited)
	Notes	$	$

Net sales		36,825,248	21,118,142
Cost of sales	19	(31,146,298)	(17,898,978)

Gross profit		5,678,950	3,219,164
Other operating income	3	25,663	48,497
Depreciation		(307,573)	(65,431)
Administrative and other operating expenses, including Stock-based compensation		(1,583,191)	(2,046,406)

Income from operations		3,813,849	1,155,824

Fees and costs related to reverse merger		-	(736,197)
Non-operating income	4	46,852	29,929
Interest expenses	5	(601,634)	(239,429)

Income before taxes		3,259,067	210,127
Income taxes	6	(811,646)	(402,667)

Net income/(loss)		2,447,421	(192,540)

Earnings/(loss) per share of common stock
- Basic		0.10	(0.01)
- Diluted		0.08	(0.01)

Weighted average number of shares of common stock
- Basic		24,060,247	23,156,629
- Diluted		28,912,901	23,791,079

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income/(loss)	2,447,421	(192,540)
Adjustments to reconcile net income to net cash used in operating activities :
Stock based compensation	700,000	1,611,563
Amortization of bond discount and bond interest	282,169	-
Amortization of intangible assets	10,007	31,023
Amortization of leasehold lands	-	5,774
Depreciation	307,573	65,431
Income taxes	811,646	402,667

Changes in operating assets and liabilities :
Accounts receivable	(8,141,297)	(5,705,639)
Prepaid expenses and other receivables	(1,204,288)	(3,573,152)
Inventories	338,342	5,347,553
Accounts payable	(1,115,687)	39,021
Other payables and accrued liabilities	60,304	(63,519)
Income taxes payable	(10,025)	(112,158)

Net cash flows used in operating activities	(5,513,835)	(2,143,976)

Cash flows from investing activities
Acquisition of property and equipment	(2,800,878)	(64)

Net cash flows used in investing activities	(2,800,878)	(64)

Cash flows from financing activities
Proceeds from issuance of series A convertible preferred stock	-	2,641,683
Proceeds from issuance of common stock	2,669,987	-
Proceeds from new short-term bank loans	-	112,157
Repayment of short-term bank loans	(616,799)	(434,006)
Net advancement of other bank borrowings	1,159,142	(86,461)
Decrease (increase) in restricted cash	302,990	(147,822)
Decrease in bank overdrafts	(105,007)	(68,773)
Advance from a related party	-	(19,655)

Net cash flows provided by financing activities	3,410,313	1,997,123

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Stated in US Dollars)

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Net decrease in cash and cash equivalents	(4,904,400)	(146,917)
Effect of foreign currency translation on cash and cash equivalents	6,254	636
Cash and cash equivalents - beginning of period	6,258,119	316,621

Cash and cash equivalents - end of period	1,359,973	170,340

Supplemental disclosures for cash flow information :
Cash paid for :
Interest	601,634	239,429
Income taxes	10,025	112,158

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations (continued)

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

Corporate Structure – Before Restructuring

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations (continued)

Corporate Structure – After Restructuring

Description of business

The Company and its subsidiaries (together, the “Group”) are engaged in sales to distributors of completed watches and watch components.
Name of company	Place and date of incorporation	Issued and fully paid capital	Principal activities
Times Manufacture & E-Commerce Corporation Ltd	British Virgin Islands March 21, 2002	US$20,002 Ordinary	Investment holding
Times Manufacturing & E-Commerce Corporation Ltd (“TME HK”)	British Virgin Islands January 2, 2002	US$20,000 Ordinary	Investment holding
Billion Win International Enterprise Ltd (“BW”)	Hong Kong March 5, 2001	HK$5,000,000 Ordinary	Trading of watch components
Goldcome Industrial Ltd (“GI”)	Hong Kong March 2, 2001	HK$10,000 Ordinary	Trading of watch components
Citibond Industrial Ltd (“CI”)	Hong Kong February 28, 2003	HK$1,000 Ordinary	Trading of watch components
Megamooch International Ltd (“MI”)	Hong Kong April 2, 2001	HK$100 Ordinary	Trading of watches and watch components
TME Enterprise Ltd	British Virgin Islands November 28, 2003	US$2 Ordinary	Investment holding
Citibond Design Ltd	British Virgin Islands August 1, 2003	US$2 Ordinary	Inactive
Megamooch Online Ltd	British Virgin Islands June 6, 2003	US$2 Ordinary	Trading of watches and watch components

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

During the reporting period, the Group did not experience any bad debts and, accordingly, did not make any allowance for doubtful debts.

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

Investments are recognized / derecognized on the date the Company commits to purchase/sell the investments or they expire.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.

Depreciation of property and equipment is provided using the straight-line method over their estimated useful lives as follows:-

Land and buildings	over the unexpired lease term
Furniture and fixtures	20 – 25%
Office equipment	25 – 33%
Machinery and equipment	25 – 33%
Moulds	33%
Motor vehicles	25 – 33%

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Property and equipment (continued)

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

Advertising and promotion expenses amounted to $Nil during each of the three month periods ended March 31, 2008 and 2007.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the three-month period ended March 31, 2008. As of the date of the adoption of FIN 48, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Foreign currency translation

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income.

	Three months ended March 31,
	2008	2007

Three months end HK$ : US$ exchange rate	7.7820	7.7980
Average quarterly HK$ : US$ exchange rate	7.7947	7.8014

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Basic and diluted earnings per share (continued)

The calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2008 and March 31, 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings/(loss) per share for the periods presented:

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Numerator for basic and diluted earnings per share:
Net income/(loss)	2,447,421	(192,540)

Denominator:
Basic weighted average shares	24,060,247	23,156,629
Effect of dilutive securities	4,852,654	634,450

Diluted weighted average shares	28,912,901	23,791,079

Basic earnings/(loss) per share:	0.10	(0.01)

Diluted earnings/(loss) per share:	0.08	(0.01)

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Interest rate risk

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments for the three months ended March 31, 2008 and 2007 and believes its exposure to interest rate risk is not material.

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

During the three months ended March 31, 2008 and March 31, 2007, the Company recorded $700,000 and $1,611,563, respectively, as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement described at Note 16.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Adoption of New Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 was effective January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 was effective January 1, 2008.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not anticipate that the adoption of the above standards will have a material impact on it current or future consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not anticipate that the adoption of the above standards will have a material impact on it current or future consolidated financial statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other operating income

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

License fee of intangible assets	9,882	32,716
Rental income	15,781	15,781

	25,663	48,497

4.	Non-operating income

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Bank interest income	46,852	29,002
Net exchange gains	-	927

	46,852	29,929

5.	Interest expenses

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Interest on trade related bank loans	311,528	219,502
Interest and amortization on bonds	282,169	-
Interest on short-term bank loans	-	9,583
Interest on bank overdrafts	7,606	10,344
Interest on other loans	331	-

	601,634	239,429

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Hong Kong profits tax
Current period	811,646	402,667

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 17.5% on the estimated assessable profits during the periods.

The Company’s subsidiaries that are incorporation in the British Virgin Islands are not subject to income taxes under that jurisdiction.

The major components of deferred tax recognized in the condensed consolidated balance sheets for the three months ended March 31, 2008 and the year ended December 31, 2007 respectively are as follows:

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax depreciation on plant and equipment	27,080	27,024

Deferred tax liabilities, net	27,080	27,024

Recognized in the balance sheet:
Net deferred tax assets	(29,991)	(29,929)
Net deferred tax liabilities	57,071	56,953

	27,080	27,024

Deferred tax assets of the Company relating to the tax effect of the change in valuation allowance of the Company has not been accounted for in the financial statements for the three months ended March 31, 2008 and the year ended December 31, 2007 as management determined that it was more likely than not that these tax losses would not be utilized in the foreseeable future. There was no other significant unprovided deferred taxation of the Company at the balance sheet dates.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Prepaid expenses and other receivables

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Rebate receivable	1,102,544	-
Interest receivable	-	24,696
Purchase deposits paid	7,736,666	7,553,332
Other deposits and prepayments	87,877	126,971

	8,927,087	7,704,999

The purchase deposits represented advanced payments to suppliers for merchandises of inventories.

8.	Inventories

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Merchandises, at cost – completed watches	3,738,756	2,148,638
Merchandises, at cost – watch movements	8,318,756	10,222,332

	12,057,512	12,370,970

No inventories were written off during the three months ended March 31, 2008 and for the year ended December 31, 2007 respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Property and equipment

	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Land and buildings	1,190,486	1,188,043
Furniture and fixtures	490,055	488,901
Office equipment	149,593	146,752
Machinery and equipment	1,007,453	320,595
Moulds	2,892,701	774,558
Motor vehicles	74,628	74,475

	5,804,916	2,993,324

Accumulated depreciation
Land and buildings	75,925	68,525
Furniture and fixtures	356,517	331,751
Office equipment	131,108	128,165
Machinery and equipment	207,990	157,294
Moulds	600,000	379,548
Motor vehicles	40,414	36,332

	1,411,954	1,101,615

Net
Land and buildings	1,114,561	1,119,518
Furniture and fixtures	133,538	157,150
Office equipment	18,485	18,587
Machinery and equipment	799,463	163,301
Moulds	2,292,701	395,010
Motor vehicles	34,214	38,143

	4,392,962	1,891,709

Depreciation expenses included in administrative and other operating expenses for the three months ended March 31, 2008 and March 31, 2007 were $307,573 and $65,431, respectively.

As at March 31, 2008 and December 31, 2007, the carrying amount of land and buildings pledged as security for the Group’s banking facilities amounted to $1,114,561 and $1,119,518, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Leasehold lands

As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Cost	-	949,514
Accumulated amortization	-	-
Transfer to property and equipment	-	(949,514)

Net	-	-

Analyzed for reporting purposes as:
Current asset	-	-
Non-current asset	-	-

	-	-

Amortization expenses included in administrative and other operating expenses for the three months ended March 31, 2008 and for the year ended December 31, 2007 were $Nil and $Nil, respectively.

As at March 31, 2008 and December 31, 2007, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $Nil and $Nil, respectively.

11.	Held-to-maturity investments

As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	300,848	300,231

As at March 31, 2008 and December 31, 2007, the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $300,848 and $300,231, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Intangible assets

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$
Cost
Trademarks	200,463	200,051
Websites	-	-

	200,463	200,051
Accumulated amortization
Trademarks	162,375	152,039
Websites	-	-

	162,375	152,039
Net
Trademarks	38,088	48,012
Websites	-	-

	38,088	48,012

Amortization expenses included in administrative and other operating expenses for the three months ended March 31, 2008 and March 31, 2007 were $10,007 and $ 31,023, respectively.

Estimated aggregate future amortization expenses for the succeeding three years as of March 31, 2008 were as follows:

$

2008	38,088

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Other payables and accrued liabilities

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Accrued expenses	153,063	92,249
Sales deposits received	40,028	40,258

	193,091	132,507

14.	Bank borrowings

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Secured:
Bank overdrafts repayable on demand	424,360	528,451
Repayable within one year
Short term bank loans	1,608,661	2,223,290
Other trade related bank loans	18,885,528	17,686,738

	20,918,549	20,438,479

As of March 31, 2008, the Company’s banking facilities are composed of the following:

Facilities	Granted	Utilized	Unused
	$	$	$

Bank overdrafts	594,291	424,360	169,931
Other short terms bank loans	1,608,661	1,608,661	-
Other trade related facilities	18,885,528	18,885,528	-

	21,088,480	20,918,549	169,931

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Bank borrowings (continued)

As of March 31, 2008, the above short-term banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,114,561 (note 9 and 10);

(b)	charge over restricted cash of totally $8,219,358;

(c)	charge over held-to-maturity investments of $300,848 (note 11); and

(d)	personal guarantee executed by a director of the Company;

(e)	Other financial covenant:-

The bank borrowings require one of the Company’s subsidiaries to be secured by an Insurance Policy of $2,570,033 and a director as the insured party.

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $5,268,568.

The Company was in compliance with this requirement at March 31, 2008.

The interest rates of short-terms bank loans were at 6.25% to 8.00% per annum with various maturity rates.

The interest rates of other trade related bank loans were at Hong Kong Prime Rate minus 0.75% to 2% per annum.

15.	Convertible Bonds and Bond Warrants

On November 13, 2007, the Company completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber ”) issuing (i) $8,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) warrants to purchase an aggregate of 600,000 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as net forth in the warrant, that expire in 2010 (the “Warrants“).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated November 13, 2007, as amended, between the Company and The Bank of New York, London Branch (the “Trust Deed”). The Bonds are also subject to a paying and conversion agency agreement dated November 13, 2007 between the Company, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other thing, the following terms:

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Convertible Bonds and Bond Warrants (continued)

- Interest Rate. The Bonds bear cash interest from November 13, 2007 at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

- Conversion. Each Bond is convertible at the option of the holder at any time on a date that is 365 days after the date that the Company’s securities are traded on the American Stock Exchange (“AMEX”) through March 28, 2012, into shares of the Company’s common stock at an initial conversion price equal to the price per share at which shares are sold in the Company’s proposed initial public offering of common stock on the American Stock Exchange (“AMEX”) with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price was adjusted to $3.5 based on the Company’s initial public offering completed in February 2008. The conversion price is subject to adjustment in certain events, including the Company’s issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

- Mandatory Redemptions. If either (i) the Company’s common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Bond Warrants) are not listed on AMEX on or before August 13, 2008 or (ii) the Company breaches certain of its obligations to timely register the Bonds, Bond Warrants and underlying shares pursuant to the registration rights agreement dated November 13, 2007 entered into by and between the Subscriber and the Company, then holders of the Bonds can require the Company to redeem the Bonds at 104.53% of the principal amount of the Bonds at any time after November 13, 2008. In addition, at any time after November 13, 2010, holders of the Bonds can require the Company to redeem the Bonds at 126.51% of the principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012.

On November 13, 2007, the Company entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from the Company (the “Warrants Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among the Company, The Bank of New York and The Bank of New York, London Branch dated November 13, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on November 13, 2007 and will terminate on November 13, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. The Company has agreed to list the Warrant on AMEX, or any alternative stock exchange by November 13, 2008.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Convertible Bonds and Bond Warrants (continued)

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

At November 13, 2007, the date of issuance, the Company determined the fair value of the Bonds to be $7,760,000. The warrants and the beneficial conversion feature were $1,652,701 and $6,107,299, respectively, which were determined under the Black-Scholes valuation method. They are included under stockholders’ equity as additional paid in capital-stock warrants and additional paid in capital-beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5.Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the interest method of 5 years. The Beneficial Conversion Feature was calculated using a $2 conversion price. The conversion rate effective with the Company’s initial public offering in February 2008 increased to $3.5. This change in the conversion rate will result in a reduction of the Beneficial Conversion Feature by approximately $4 million dollars and will result in a reduction in additional paid in capital and increase the bonds payable. The overall result in a reduction in bond discounts.

As addressed in an earlier paragraph under Mandatory Redemptions, the Company will redeem each bond at 150.87% of its principal amount on November 13, 2012 (the maturity date). On the basis of this commitment, the Company has determined the total redemption premium to be $4,069,600, which is an addition to the original face value of the Bonds of $8,000,000. This redemption premium is to be amortized to interest expense over the term of the Bonds by the interest method. Interest expense on the accretion of redemption premium for the period from November 13, 2007 to March 31, 2008 amounted to $627,630 as disclosed in the following schedule of Convertible Bonds Payable.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Convertible Bonds and Bond Warrants (continued)

Because of the fact that the $8,000,000 Variable Rate Convertible Bonds contain three separate securities and yet merged into one package, the bond security must identify its constituents and establish the individual value as determined by the Issuer as follows:

(1) Convertible Bonds	$8,000,000
(2) Bond Discount	$240,000
(3) Warrants	$1,652,701
(4) Beneficial Conversion Feature	$1,892,701

The above items (2), (3), and (4) are to be amortized to interest expense over the term of the Bonds by the effective interest method as disclosed in the table below.

The Convertible Bonds Payable, net consists of the following:-

For the three months ended March 31, 2008	$

Convertible Bonds Payable	8,000,000
Less: Interest discount - Warrants	(1,652,701)
Less: Interest discount - Beneficial conversion feature	(1,892,701)
Less: Bond discount	(240,000)
Accretion of interest discount - Warrant	44,374
Accretion of interest discount - Beneficial conversion feature	434,179
Amortization of bond discount to interest expense	6,444
6% Interest Payable	77,301
Accretion of redemption premium	65,333

Net	4,842,229

16.	Common stock and convertible preferred stock

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Common stock and convertible preferred stock (continued)

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Common stock and convertible preferred stock (continued)

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

The Company met the 2006 and 2007 net income requirement of $6,300,000 and $7,700,000, respectively, and the Escrow Shares had fully returned to Mr. Kwong on April 1, 2008.

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

On January 16, 2008, the Company entered into a consulting agreement with Public Equity Group Inc. Pursuant to the agreement, Public Equity Group will provide the Company with business consulting and investor relation services and other related services. The agreement has a term of one year, unless terminated earlier with 60-days prior written notice. As consideration for entering in the agreement and compensation for Public Equity Group’s services under the agreement, the Company issued 200,000 shares of its common stock to Public Equity Group Inc.

On February, 12, 2008, the company’s common stock commenced trading on the American Stock Exchange.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Common stock and convertible preferred stock (continued)

On February 15, 2008, the Company issued 963,700 shares of common stock upon the closing of an initial public offering. The Company’s sale of common stock, which was sold indirectly by the Company to the public at a price of $3.50 per share, resulted in net proceeds of $2,669,987. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost during the three months ended March 31, 2008 and March 31, 2007 were $5,113 and $4,900, respectively.

18.	Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of March 31, 2008 are as follows:

$

2008	45,186

Rental expenses for the three months ended March 31, 2008 and 2007 were $24,861 and $24,442, respectively.

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

For the three months ended March 31, 2008

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	31,328,455	5,496,793	-	36,825,248
Cost of sales	(27,328,763)	(3,817,535)	-	(31,146,298)

Gross profit	3,999,692	1,679,258	-	5,678,950

Operations expenses	(514,878)	(286,553)	(1,089,333)	(1,890,764)
Other operating income	15,781	9,882	-	25,663
Income from operations	3,500,595	1,402,587	(1,089,333)	3,813,849

Non-operating income	46,852	-	-	46,852
Interest expenses	(319,465)	-	(282,169)	(601,634)
Income before income taxes	3,227,982	1,402,587	(1,371,502)	3,259,067
Significant non-cash items:
- Gain on disposal of intangible assets	-	-	-	-
- Depreciation	188,539	119,034	-	307,573
- Amortization of intangible assets	-	10,007	-	10,007
Segment assets	44,774,706	13,071,920	5,218	57,851,844
Total expenditures for additions to long-lived assets
- Property and equipment	2,800,875	-	-	2,800,875

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment Information (continued)

For the three months ended March 31, 2007

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	19,224,066	1,894,076	-	21,118,142
Cost of sales	(16,922,125)	(976,853)	-	(17,898,978)

Gross profit	2,301,941	917,223	-	3,219,164

Operations expenses	(271,016)	(112,197)	(1,728,624)	(2,111,837)
Other operation income	15,781	32,716	-	48,497
Income from operations	2,046,706	837,742	(1,728,624)	1,155,824

Fees and costs related to reverse merger	-	-	(736,197)	(736,197)
Non-operating income	29,929	-	-	29,929
Interest expenses	(239,429)	-	-	(239,429)
Income before income taxes	1,837,206	837,742	(2,464,821)	210,127
Significant non-cash items:
- Depreciation	39,050	26,381	-	65,431
- Amortization of intangible assets	-	31,023	-	31,023
- Amortization of leasehold lands	5,774	-	-	5,774
Segment assets	22,587,600	5,198,442	-	27,786,042
Total expenditures for additions to long-lived assets
- Property and equipment	64	-	-	64

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the three months ended March 31, 2008 and 2007 consequently, no segment information by geographical areas is presented.

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

Recent Events

February 2008 Public Offering

On February 15, 2008, we completed an initial public offering consisting of 963,700 shares of our common stock. Our sale of common stock, which was sold indirectly by us to the public at a price of $3.50 per share, resulted in net proceeds of approximately $2.7 million. These proceeds were net of underwriting discounts and commissions, fees for legal and auditing services, and other offering costs. Upon the closing of the initial public offering, we sold to the underwriter warrants to purchase up to 83,800 shares of our common stock. The warrants are exercisable at a per share price of $4.20 and have a term of five years.

January 2008 Investor Relations Agreement

On January 16, 2008, we entered into a consulting agreement with Public Equity Group Inc. Pursuant to the agreement, Public Equity Group will provide us with business consulting and investor relation services, oversee of all of our investor public relation and related service providers, and monitor our investor relation meetings with brokerage firms and brokers to develop support for our stock and research coverage, in addition to strategic advice and other customary investor relation services. The agreement has a term of one year, unless terminated earlier with 60-days prior written notice. As consideration for entering in the agreement and compensation for Public Equity Group’s services under the agreement, we agreed to issue 200,000 shares of our common stock to Public Equity Group Inc. In connection with the issuance of 200,000 shares of common stock, we recognized a one-time charge to operations in the first quarter of 2008 in an amount equal to approximately $700,000, which is derived from valuing each share at $3.50, which is the offering price for our February 2008 public offering.

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

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the three months ended March 31, 2008 was $31.3 million, with a gross profit of $4.0 million, a 63.0% and 73.8% growth, respectively, compared to $19.2 million revenue and $2.3 million gross profit for the three months ended March 31, 2007. The gross profit margin increased from 12.0% for the three months ended March 31, 2007 to 12.8% for the three months ended March 31, 2008, primarily due to more diversified products being promoted to customers and higher selling prices, which primarily resulted of extended credit terms to our customers. We provide a wide product spectrum of products carrying major brands as well as middle-low end China movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 350 watch manufacturers. In addition, we have extended our credit period from an average of 30 days to 60 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $5.5 million for the three months ended March 31, 2008, a 190.2% increase compared to the same period in 2007, in which revenue was $1.9 million. This segment contributed approximately 14.9% of our revenue for the three months ended March 31, 2008, as compared to 9.0% of revenue for the three months ended March 31, 2007. The increase was primarily contributed to an increase in sales of high-end mechanical watches. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes only purchase costs. There are no significant freight charges, inspection costs and warehousing costs incurred for any of the periods presented. In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. We have vendor arrangements on the purchase of watch movements providing for price reduction paid in the form of additional watch movements. The percentage of additional movements to be received by us from these vendors is estimated and inventory costs are reduced to reflect the effect of these additional movements on the actual cost of the items in inventory. During the three months ended March 31, 2008 and 2007, we did not make any allowance for slow-moving or defective inventories.

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

During the three months ended March 31, 2007, we recorded $1,611,563 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement, as described below. During the three months ended March 31, 2008, we did not record any charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three months ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	84.6%	84.8%
Gross profit	15.4%	15.2%
Other operating income	0.1%	0.2%
Depreciation	0.8%	0.3%
Administrative and other operating expenses, including stock-based compensation	4.3%	9.7%
Income from operations	10.4%	5.4%
Fees and costs related to reverse merger	-	3.5%
Non-operating income	0.1%	0.1%
Interest expenses	1.6%	1.1%
Income before taxes	8.9%	0.9%
Income taxes	2.2%	1.9%
Net income	6.7%	-1.0%

Comparison of the three months ended March 31, 2008 with the three months ended March 31, 2007

Net sales for the three months ended March 31, 2008 was $36.8 million as compared to $21.1 million for the comparable period in 2007, an increase of $15.7 million, or 74.4%. This increase was primarily due to an increase in the sales of both completed watches and watch movements. Net sales of movements was $31.3 million for the three months ended March 31, 2008, accounting for approximately 85.1% of our total sales for the period, an increase of 63.0% as compared to $19.2 million for the comparable period in 2007. The increase was primarily attributable to an increase in volume of movements from 21.3 million pieces to 27.3 million pieces in the comparable three-month period in 2007 and 2008, respectively. The increase in the volume of movements was primarily due to an increase in sales of high-end movements. Sales of completed watches for the three months ended March 31, 2008, was $5.5 million as compared to $1.9 million for the comparable period in 2007, an increase of 190.2%. The increase was due to a significant increase in sales of high-end mechanical watches partial offset by a decrease in low-end items. The total volume decreased from 0.2 million pieces to 0.1 million pieces, or 54.1%, in the comparable periods in 2007 and 2008, respectively. The increase in sales of high-end mechanical watches and decrease in low-end items was a result of our strategic focus of our business on the high-end items which have a higher growth potential. Management believes the profit margin of mechanical watches is on the rise while quartz watches will further decline in 2008 and 2009. The profit margin of mechanical and quartz watches was approximately 41% and 20%, respectively, for the three months ended March 31, 2008.

Cost of sales for the three months ended March 31, 2008 was $31.1 million, or 84.6% of net sales, as compared to $17.9 million, or 84.8% of net sales, for the same period in 2007. The cost of sales as a percentage of net sales was relatively equal as there was little change in the factors affecting the cost.

Gross profit for the three months ended March 31, 2008 was $5.7 million, or 15.4% of net sales, compared to $3.2 million, or 15.2% of net sales for the same period in 2007. The increase in our gross profit was primarily attributable to an increase in sales of high-end products as a result of business re-alignment and improved economies of scale. The gross profit margin of watch movements slightly increased from 12.0% for the three months ended March 31, 2007 as compared to 12.8% of net sales for the same period in 2008. Gross profit margins are usually a factor of product mix and demand for product. The gross profit margin for completed watches for the three months ended March 31, 2008 was 30.5% as compared to 48.4% for the comparable period in 2007. The decrease in profit margin was primarily due to the decrease in profit margin of low-end items as we were making clearance sales to move away from our low-end watches to focus our sales efforts on high-end items in accordance to our long-term strategy.

Other income from operations was $25,663, or 0.1% of net sales, for the three months ended March 31, 2008, as compared to $48,497, or 0.2% of net sales, for the three months ended March 31, 2007. The decrease was due to a decrease in income received from the license fees of intangible assets, which was $9,882 for the three months ended March 31, 2008, as compared to $32,716 for the same period in 2007, as we had disposed of some websites in 2007.

Administrative and other operating expenses were $1.6 million, or 4.3% of net sales, for the three months ended March 31, 2008, as compared to $2.0 million, or 9.7% of net sales, for the comparable period in 2007. The decrease was primarily due to a one-time recognition of $1,611,563 of stock-based compensation during the three months ended March 31, 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, pursuant to the Private Placement agreement entered into with our investors, and there is no such expense in the same period in 2008, partially offset by a recognition of stock-based business consulting fee of $700,000 valued at $3.50, the offering price in our public offering. There was an increase in professional fees related to reporting requirements as a public company and additional employees and upgraded staff benefits in the comparable period in 2007. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income from non-operating activities was $46,852, or 0.1% of net sales, for the three months ended March 31, 2008, as compared to $29,929, or 0.1% of net sales, for the three months ended March 31, 2007. The increase was primarily due to an increase in bank interest income, which was $46,852 for the three months ended March 31, 2008, as compared to $29,002 for the same period in 2007.

Interest expenses for the three months ended March 31, 2008 was $601,634, or 1.6% of net sales, as compared to $239,429, or 1.1% of net sales, in 2007. The increase was primarily due to the interest and amortization on bonds of $282,169 in three months ended March 31, 2008.

Income taxes for the three months ended March 31, 2008 were $811,646, or 2.2% of net sales, as compared to $402,667, or 1.9% of net sales for the three months ended March 31, 2007. There were no significant changes in taxation rates and deferred taxation during the comparable period.

Net income for the three months ended March 31, 2008 was $2.4 million, or 6.7% of net sales, as compared to a loss of $192,540, or (0.9%) of net sales for the comparable period in 2007.

Off-Balance Sheet Arrangements

Other than the Escrow Agreement and Escrow Shares, as described in the notes to the financial statements, we do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of March 31, 2008 we had general banking facilities amounted to $20.9 million for overdraft, letter of credit, trust receipt, invoice financing and export loans granted by nine banks. The amount increased by $5.7 million compared to $15.2 million as at March 31, 2007. Interest on the facilities ranged from minus 2.0 to 0.75% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). These banking facilities were secured by the leasehold properties, time deposits and held-to maturity investments of the group and personal guarantees executed by our Chairman of the Board.

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

For the three months ended March 31, 2008, net cash used by operating activities was approximately $5.5 million, as compared to net cash used by operating activities of $2.1 million for the comparable period in 2007. The increase in net cash used by operating activities was primarily attributable to an increase in accounts receivable of $8.1 million, an increase in prepaid expenses and other receivables of $1.2 million and a decrease in account payable of $1.1 million, partially offset by an increase in net income of $2.4 million. The increase in accounts receivable was due to increased sales. The increase in prepaid expenses and other receivables was attributable to an increase in rebate receivables of $1.1 million. The decrease in account payable is primarily due to the increased purchases of mechanical watches which have a shorter payment terms.

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2008, compared to $64 in the comparable period in 2007. The increase in net cash used was primarily due to the increase in expenditures for acquiring equipments and moldings for mechanical watches during the three months ended March 31, 2008.

Net cash provided by financing activities was $3.4 million for the three months ended March 31, 2008 and $2.0 million for the comparable period in 2007. The increase in net cash provided by financing activities for the three months ended March 31, 2008 was primarily attributable to the proceeds from insurance of common stocks in the IPO of 2.7 million and an increase in net advancement of other bank borrowings of $1.2 million, partially offset by a repayment of short term bank loans of $616,799 and a decrease in restricted cash of $302,990.

For the three months ended March 31, 2008 and the same period in 2007, our average inventory turnover was approximately 36 days and 18 days or 2.6 times and 5.0 times, respectively. The inventory level in the three months ended March 31, 2007 was kept at a low level and it was maintained normal in the same period in 2008. The average days outstanding of our accounts receivable for the three months ended March 31, 2008 was 46 days, as compared to 48 days for the same period in 2007 which remained almost the same. Inventory turnover and average days outstanding are key operating measures that management relies on to monitor our business.

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

Based on our current plans, we believe that cash on hand, cash flow from operations and funds available under our bank facilities will be sufficient to fund our operation for the next 12 months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures had significant deficiencies that caused our controls and procedures to be ineffective. These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

We are in the process of improving our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. We have hired two third-party financial consultants to review and analyze our financial statements and assist us improve our reporting of financial information. Our management and Board of Directors, with assistance from outside financial consultants, conducted a review and analysis of our accounting treatment for (i) our inventory by adjusting watch movement costing for the effects of vendor incentives from an as received basis to an accrual basis, (ii) the share exchange transaction that we conducted in January 2007, (iii) stock-based compensation related to an escrow agreement that our CEO and CFO entered into with investors in our January 2007 private placement. Based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods over the past two years.

Management intends to seek additional qualified in house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. In April 2008, we hired our CFO, which we expect to improve our controls and procedures. We believe that the remedial steps that we take will address the conditions identified by our CEO and CFO as significant deficiencies in our disclosure controls and procedures. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We also intend to engage outside consultants to assist us in assessing and improving our internal controls and procedures. We believe that the remedial steps that we take will address the conditions identified by our CEO and CFO as significant deficiencies in our disclosure controls and procedures. We will continue to monitor the effectiveness of these new internal policies. Our CEO and CFO believe that there are no material inaccuracies, or omissions of material facts necessary to make the statements not misleading in light of the circumstances in which they were made, in this Form 10-Q.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, and other than as stated above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2008, we completed our initial public offering of common stock in which we sold 963,700 shares of common stock (including 125,700 shares sold pursuant to the underwriter’s full exercise of their over-allotment option) at an issue price of $3.50 per share. The SEC declared the registration statement for the initial public offering, File No. 333-140692 and 333-149176, each effective on February 12, 2008. The managing underwriter for the offering was WestPark Capital, Inc. We raised a total of approximately $3.4 million in gross proceeds from our initial public offering, or approximately $2.7 million in net proceeds after deducting underwriting discounts and commissions of approximately $0.3 million and other offering costs of approximately $0.4 million. At March 31, 2008, we have used all $2.7 million of such proceeds to finance our existing operations, which include the acquisition of equipments and moldings for manufacturing of mechanical watches.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ASIA TIME CORPORATION (Registrant)

May 15, 2008	By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer and Chairman of the Board