Form 10-Q
period 2008-06-30
ASIA TIME CORP
filed 2008-08-19
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 26,570,677 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of August 18, 2008.

ASIA TIME CORPORATION
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Condensed Consolidated Balance Sheets (Unaudited)	2-3

	Condensed Consolidated Statements of Operations (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)	5-6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-38

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	46

ITEM 4.	CONTROLS AND PROCEDURES	46

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	48

ITEM 1A.	RISK FACTORS	48

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48

ITEM 5.	OTHER INFORMATION	48

ITEM 6.	EXHIBITS	48

SIGNATURES		49

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		As of
	Notes	June 30,	December 31,
		2008	2007
		(Unaudited)	(Audited)
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		1,838,723	6,258,119
Restricted cash		7,955,331	8,248,879
Accounts receivable		20,922,873	14,341,989
Prepaid expenses and other receivables	7	14,547,132	7,704,999
Inventories, net	8	13,160,240	12,370,970

Total Current Assets		58,424,299	48,924,956
Deferred tax assets	6	29,895	29,929
Property and equipment, net	9	4,967,897	1,891,709
Leasehold lands	10	-	-
Held-to-maturity investments	11	299,885	300,231
Intangible assets	12	27,975	48,012
Restricted cash		256,180	256,476

TOTAL ASSETS		64,006,131	51,451,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable		695,098	1,310,809
Other payables and accrued liabilities	13	743,457	132,507
Income taxes payable		3,755,674	2,293,887
Bank borrowings	14	22,310,355	20,438,479

Total Current Liabilities		27,504,584	24,175,682

Convertible bond payables	15	4,779,824	345,461
Deferred tax liabilities	6	56,888	56,953

TOTAL LIABILITIES		32,341,296	24,578,096

COMMITMENTS AND CONTINGENCIES	18

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Stated in US Dollars)

		As of
	Notes	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
		$	$
STOCKHOLDERS’ EQUITY
Preferred stock	16
Par value: 2008 – US$0.0001 (2007 - US$0.0001)
Authorized: 2008 – 10,000,000 shares (2007 – 10,000,000 shares)
Issued and outstanding: 2008 – 43,056 issued (2007 – 2,250,348 issued)		4	225
Common stock	16
Par value: 2008 US$0.0001 (2007 – US$0.0001)
Authorized: 100,000,000 shares
Issued and outstanding: 2008 – 26,527,621 shares (2007 – 23,156,629 shares)		2,653	2,316
Additional paid-in capital		12,636,309	13,481,036
Accumulated other comprehensive income		(71,190)	(28,404)
Retained earnings		19,097,059	13,418,044

TOTAL STOCKHOLDERS’ EQUITY		31,664,835	26,873,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		64,006,131	51,451,313

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	38,122,896	20,869,437	74,948,144	41,987,579
Cost of sales	(32,854,691)	(18,519,891)	(64,000,989)	(36,418,869)

Gross profit	5,268,205	2,349,546	10,947,155	5,568,710
Other operating income – Note 3	25,894	48,281	51,557	96,778
Depreciation	(307,338)	(63,433)	(614,911)	(128,864)
Administrative and other operating expenses, including stock-based compensation	(727,196)	(558,857)	(2,310,387)	(2,605,263)

Income from operations	4,259,565	1,775,537	8,073,414	2,931,361
Fees and costs related to reverse merger	-	-	-	(736,197)
Non-operating income - Note 4	63,896	48,452	110,748	78,381
Interest expenses – Note 5	(423,204)	(274,990)	(1,024,838)	(514,419)

Income before taxes	3,900,257	1,548,999	7,159,324	1,759,126
Income taxes - Note 6	(668,663)	(314,204)	(1,480,309)	(716,871)

Net income	3,231,594	1,234,795	5,679,015	1,042,255

Earnings per common share
- Basic	0.13	0.05	0.23	0.05
- Diluted	0.11	0.05	0.21	0.04

Weighted average common shares
- Basic	25,698,807	23,156,629	24,879,527	22,686,183
- Diluted	28,809,386	25,406,977	27,053,765	24,606,260

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	5,679,015	1,042,255
Adjustments to reconcile net income to net cash
used in operating activities :
Amortization of bond discount and bond interest	219,765	-
Stock-based compensation	700,000	1,652,205
Amortization of intangible assets	20,007	61,907
Amortization of leasehold lands	-	11,522
Depreciation	614,910	128,864
Loss on disposal of plant and equipment	-	5,404
Income taxes	1,480,309	716,871

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(6,605,738)	(6,317,232)
Prepaid expenses and other receivables	(6,859,648)	(3,929,492)
Inventories	(804,545)	2,231,701
Increase (decrease) in -
Accounts payable	(614,945)	748,048
Other payables and accrued liabilities	611,603	(138,176)
Income taxes payable	(14,025)	(111,908)

Net cash used in operating activities	(5,573,292)	(3,898,031)

Cash flows from investing activities
Acquisition of plant and equipment	(3,697,162)	(3,824)
Proceeds from disposal of plant and equipment	-	320

Net cash used in investing activities	(3,697,162)	(3,504)

Cash flows from financing activities
Proceeds from issuance of common stock	2,669,987	-
Proceeds from issuance of Series A convertible preferred stock	-	2,641,683
Proceeds from new short-term bank loans	-	2,815,939
Repayment of short-term bank loans	(1,233,535)	(2,247,211)
Net advances under other short-term bank borrowings	2,989,988	1,969,237
Increase in restricted cash	284,396	(1,440,370)
Advances (from) to related parties	-	(9,057)
Decrease (increase) in bank overdrafts	141,375	(66,923)

Net cash provided by financing activities	4,852,211	3,663,298

Net decrease in cash and cash equivalents	(4,418,243)	(238,237)
Effect of foreign currency translation on cash and cash equivalents	(1,153)	(3,674)
Cash and cash equivalents - beginning of period	6,258,119	316,621

Cash and cash equivalents - end of period	1,838,723	74,710

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Stated in US Dollars)

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Supplemental disclosures of cash flow information :
Cash paid for :
Interest	1,024,838	514,419
Income taxes	14,025	111,908

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

Advertising and promotion expenses amounted to $Nil during each of the three- and six-month periods ended June 30, 2008 and 2007.

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

	Six months ended June 30,
	2008	2007

Six months end HK$ : US$ exchange rate	7.8070	7.8130
Average quarterly HK$ : US$ exchange rate	7.7972	7.8117

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

Basic and diluted earnings per share (Continued)

The calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2008 and 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted” basis when these shares are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Numerator for basic and diluted earnings per share:
Net income	3,231,594	1,234,795	5,679,015	1,042,255

Denominator:
Basic weighted average shares	25,698,807	23,156,629	24,879,527	22,686,183
Effect of dilutive securities	3,110,579	2,250,348	2,174,238	1,920,077

Diluted weighted average shares	28,809,386	25,406,977	27,053,765	24,606,260

Basic earnings per share:	0.13	0.05	0.23	0.05

Diluted earnings per share	0.11	0.05	0.21	0.04

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Interest rate risk

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments for the six months ended June 30, 2008 and 2007 and believes its exposure to interest rate risk is not material.

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

During the six months ended June 30, 2008 and 2007, the Company recorded $700,000 and $1,652,205, respectively, as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement described at Note 16.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Recently Issued Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, exception those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 will have a material impact on its results of operations and financial position.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other operating income

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

License fee of intangible assets	10,125	32,571	20,007	65,287
Rental income	15,769	15,710	31,550	31,491

	25,894	48,281	51,557	96,778

4.	Non-operating income

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	63,896	47,904	110,748	76,906
Net exchange gains	-	548	-	1,475

	63,896	48,452	110,748	78,381

5.	Interest expenses

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	236,983	248,538	548,511	468,040
Interest and amortization on bonds	177,595	-	459,764	-
Interest on short-term bank loans	-	7,181	-	16,764
Interest on bank overdrafts	8,295	10,847	15,901	21,191
Interest on other loans	331	8,424	662	8,424

	423,204	274,990	1,024,838	514,419

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Hong Kong profits tax
Current period	668,663	314,204	1,480,309	716,871

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 16.5% (2007:17.5%) on the estimated assessable profits during the periods.

The Company’s subsidiaries that are incorporation in the British Virgin Islands are not subject to income taxes under that jurisdiction.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes (Continued)

The major components of deferred tax recognized in the condensed consolidated balance sheets for the six months ended June 30, 2008 and the year ended December 31, 2007 respectively are as follows:

	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax
depreciation on plant and equipment	26,993	27,024

Deferred tax liabilities, net	26,993	27,024

Recognized in the balance sheet:
Net deferred tax assets	(29,895)	(29,929)
Net deferred tax liabilities	56,888	56,953

	26,993	27,024

Deferred tax assets of the Company relating to the tax effect of the change in valuation allowance of the Company has not been accounted for in the financial statements for the six months ended June 30, 2008 and the year ended December 31, 2007 as management determined that it was more likely than not that these tax losses would not be utilized in the foreseeable future. There was no other significant unprovided deferred taxation of the Company at the balance sheet dates.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Prepaid expenses and other receivables

	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Rebate receivable	2,437,812	-
Interest receivable	-	24,696
Purchase deposits paid	4,530,899	7,553,332
Deposit for acquisition	7,442,039	-
Other deposits and prepayments	136,382	126,971

	14,547,132	7,704,999

The purchase deposits represented advanced payments to suppliers for merchandises of inventories.

8.	Inventories

	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Merchandises, at cost – completed watches	2,587,691	2,148,638
Merchandises, at cost – watch movements	10,572,549	10,222,332

	13,160,240	12,370,970

No inventories were written off during the six months ended June 30, 2008 and for the year ended December 31, 2007, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Property and equipment

	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Land and buildings	1,186,674	1,188,043
Furniture and fixtures	508,980	488,901
Office equipment	228,078	146,752
Machinery and equipment	1,194,953	320,595
Moulds	3,489,305	774,558
Motor vehicles	74,389	74,475

	6,682,379	2,993,324

Accumulated depreciation
Land and buildings	82,918	68,525
Furniture and fixtures	379,358	331,751
Office equipment	133,345	128,165
Machinery and equipment	257,535	157,294
Moulds	817,048	379,548
Motor vehicles	44,278	36,332

	1,714,482	1,101,615

Net
Land and buildings	1,103,756	1,119,518
Furniture and fixtures	129,622	157,150
Office equipment	94,733	18,587
Machinery and equipment	937,418	163,301
Moulds	2,672,257	395,010
Motor vehicles	30,111	38,143

	4,967,897	1,891,709

Depreciation expenses included in administrative and other operating expenses for the six months ended June 30, 2008 and 2007 were 614,911 and $128,864, respectively.

As at June 30, 2008 and December 31, 2007, the carrying amount of land and buildings pledged as security for the Group’s banking facilities amounted to $1,103,756 and $1,119,518, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Leasehold lands

As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Cost	-	949,514
Accumulated amortization	-	-
Transfer to property and equipment	-	(949,514)

Net	-	-

Analyzed for reporting purposes as:
Current asset	-	-
Non-current asset	-	-

	-	-

Amortization expenses included in administrative and other operating expenses for the six months ended June 30, 2008 and for the year ended December 31, 2007 were $Nil and $Nil respectively.

As at June 30, 2008 and December 31, 2007, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $Nil and $Nil, respectively.

11.	Held-to-maturity investments

As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Hang Seng Capital Guarantee Investment Fund
- 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	299,885	300,231

As at June 30, 2008 and December 31, 2007, the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $299,885 and $300,231, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Intangible assets

	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$
Cost
Trademarks	199,821	200,051
Websites	-	-

	199,821	200,051
Accumulated amortization
Trademarks	171,846	152,039
Websites	-	-

	171,846	152,039
Net
Trademarks	27,975	48,012
Websites	-	-

	27,975	48,012

Amortization expenses included in administrative and other operating expenses for the six months ended June 30, 2008 and 2007 were $20,007 and $91,907, respectively.

Estimated aggregate future amortization expenses for the succeeding three years as of June 30, 2008 were as follows:

$

2008	27,975

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Other payables and accrued liabilities

	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Accrued expenses	301,606	92,249
Deposit received	401,952	-
Sales deposits received	39,899	40,258

	743,457	132,507

14.	Bank borrowings

	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Secured:
Bank overdrafts repayable on demand	669,039	528,451
Repayable within one year
Short term bank loans	988,745	2,223,290
Other trade related bank loans	20,652,571	17,686,738

	22,310,355	20,438,479

As of June 30, 2008, the Company’s banking facilities are composed of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Bank overdrafts	694,860	669,039	25,821
Other short terms bank loans	988,745	988,745	-
Other trade related facilities	20,725,660	20,652,571	73,089

	22,409,265	22,310,355	98,910

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
14.	Bank borrowings (Continued)

As of June 30, 2008, the above short-term banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,103,756 (note 9 and 10);

(b)	charge over restricted cash of totally $8,211,511;

(c)	charge over held-to-maturity investments of $299,885 (note 11); and

(d)	personal guarantee executed by a director of the Company;

(e)	Other financial covenant:-

The bank borrowings require one of the Company’s subsidiaries to be secured by an Insurance Policy of $2,570,463 and a director as the insured party.

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $5,251,697.

The Company was in compliance with this requirement at June 30, 2008.

The interest rates of short-terms bank loans were at 6.25% to 8.00% per annum with various maturity rates.

The interest rates of other trade related bank loans were at Hong Kong Prime Rate minus 0.75% to 2% per annum.

15.	Convertible Bonds and Bond Warrants

On November 13, 2007, the Company completed a financing transaction with ABN AMRO Bank N.V. (the “Subscriber”) issuing (i) $8,000,000 Variable Rate Convertible Bonds due in 2012 (the “Bonds”) and (ii) warrants to purchase an aggregate of 600,000 shares of the Company’s common stock, subject to adjustments for stock splits or reorganizations as net forth in the warrant, that expire in 2010 (the “Warrants“).

The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber. The Bonds were issued pursuant to, and are subject to the terms and conditions of, a trust deed dated November 13, 2007, as amended, between the Company and The Bank of New York, London Branch (the “Trust Deed“). The Bonds are also subject to a paying and conversion agency agreement dated November 13, 2007 between the Company, The Bank of New York, and The Bank of New York, London Branch. The terms and conditions of the Bonds, as set forth in the Trust Deed include, among other thing, the following terms:

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Convertible Bonds and Bond Warrants (Continued)

- Interest Rate. The Bonds bear cash interest from November 13, 2007 at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds.

- Conversion. Each Bond is convertible at the option of the holder at any time on a date that is 365 days after the date that the Company’s securities are traded on the American Stock Exchange (“AMEX”) through March 28, 2012, into shares of the Company’s common stock at an initial conversion price equal to the price per share at which shares are sold in the Company’s proposed initial public offering of common stock on the American Stock Exchange (“AMEX”) with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price was adjusted to $3.50 based on the Company’s initial public offering completed in February 2008. The conversion price is subject to adjustment in certain events, including the Company’s issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

- Mandatory Redemptions. If either (i) the Company’s common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Warrants) are not listed on AMEX on or before August 13, 2008 or (ii) the Company breaches certain of its obligations to timely register the Bonds, Warrants and underlying shares pursuant to the registration rights agreement dated November 13, 2007 entered into by and between the Subscriber and the Company, then holders of the Bonds can require the Company to redeem the Bonds at 104.53% of the principal amount of the Bonds at any time after November 13, 2008. In addition, at any time after November 13, 2010, holders of the Bonds can require the Company to redeem the Bonds at 126.51% of the principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012.

On November 13, 2007, the Company entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from the Company (the “Warrants Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among the Company, The Bank of New York and The Bank of New York, London Branch dated November 13, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on November 13, 2007 and will terminate on November 13, 2010. The Warrants are exercisable at a per share exercise price of $0.01. The Company has agreed to list the Warrant on AMEX, or any alternative stock exchange by November 13, 2008.

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

At November 13, 2007, the date of issuance, the Company determined the fair value of the Bonds to be $7,760,000. The warrants and the beneficial conversion feature were $1,652,701 and $6,107,299 respectively, which were determined under the Black-Scholes valuation method. They are included under stockholders’ equity as additional paid in capital-stock warrants and additional paid in capital-beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5.Accordingly, the interest discount on the warrants and beneficial conversion feature were recorded, and are being amortized by the interest method of 5 years. The Beneficial Conversion Feature was calculated using a $2 conversion price. The conversion rate effective with the Company’s initial public offering in February 2008 increased to $3.50. This change in the conversion rate will result in a reduction of the Beneficial Conversion Feature by approximately $4 million dollars and will result in a reduction in additional paid in capital and increase the bonds payable. The overall result in a reduction in bond discounts.

As addressed in an earlier paragraph under Mandatory Redemptions, the Company will redeem each bond at 150.87% of its principal amount on November 13, 2012 (the maturity date). On the basis of this commitment, the Company has determined the total redemption premium to be $4,069,600, which is an addition to the original face value of the Bonds of $8,000,000. This redemption premium is to be amortized to interest expense over the term of the Bonds by the interest method. Interest expense on the accretion of redemption premium for the period from November 13, 2007 to June 30, 2008 amounted to $219,765 as disclosed in the following schedule of Convertible Bonds Payable.

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

The Convertible Bonds Payable, net consists of the following:-

For the six months ended June 30, 2008	$

Convertible Bonds Payable	8,000,000
Less: Interest discount - Warrants	(1,652,701)
Less: Interest discount - Beneficial conversion feature	(1,892,701)
Less: Bond discount	(240,000)
Accretion of interest discount - Warrant	44,374
Accretion of interest discount - Beneficial conversion feature	434,179
Amortization of bond discount to interest expense	6,444
6% Interest Payable	14,896
Accretion of redemption premium	65,333

Net	4,779,824

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

The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until the Company common stock begins to be listed or quoted on the New York Stock Exchange, American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up every 30 days on a pro rata over a nine month period beginning on the date that is 30 days after listing or quotation of the shares.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost during the six months ended June 30, 2008 and 2007 were $9,850 and $7,623, respectively.

18.	Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of June 30, 2008 are as follows:

$

2008	31,803

Rental expenses for the six months ended June 30, 2008 and 2007 were $44,312 and $50,302, respectively.

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

For the six months ended June 30, 2008

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	63,855,678	11,092,466	-	74,948,144
Cost of sales	(56,446,692)	(7,554,297)	-	(64,000,989)

Gross profit	7,408,986	3,538,169	-	10,947,155

Operations expenses	(1,014,858)	(564,388)	(1,346,052)	(2,925,298)
Other operating income	31,550	20,007	-	51,557
Income from operations	6,425,678	2,993,788	(1,346,052)	8,073,414

Non-operating income	110,748	-	-	110,748
Interest expenses	(565,074)	-	(459,764)	(1,024,838)
Income before income taxes	5,971,352	2,993,788	(1,805,816)	7,159,324

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment Information (Continued)

For the three months ended June 30, 2008

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	32,527,223	5,595,673	-	38,122,896
Cost of sales	(29,117,929)	(3,736,762)	-	(32,854,691)

Gross profit	3,409,294	1,858,911	-	5,268,205

Operations expenses	(499,980)	(277,834)	(256,720)	(1,034,534)
Other operating income	15,769	10,125	-	25,894
Income from operations	2,925,083	1,591,202	(256,720)	4,259,565

Non-operating income	63,896	-	-	63,896
Interest expenses	(245,609)	-	(177,595)	(423,204)
Income before income taxes	2,743,370	1,591,202	(434,315)	3,900,257

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment Information (Continued)

For the six months ended June 30, 2007

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	38,234,542	3,753,037	-	41,987,579
Cost of sales	(34,409,026)	(2,009,843)	-	(36,418,869)

Gross profit	3,825,516	1,743,194	-	5,568,710

Operations expenses	(541,642)	(275,555)	(1,916,930)	(2,734,127)
Fee and cost related to reverse merger	-	-	(736,197)	(736,197)
Other operation income	31,491	65,287	-	96,778
Income from operations	3,315,365	1,532,926	(2,653,127)	2,195,164

Fees and costs related to reverse merger
Non-operating income	78,381	-	-	78,381
Interest expenses	(514,419)	-	-	(514,419)
Income before income taxes	2,879,327	1,532,926	(2,653,127)	1,759,126

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment Information (Continued)

For the three months ended June 30, 2007

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	19,010,476	1,858,961	-	20,869,437
Cost of sales	(17,486,901)	(1,032,990)	-	(18,519,891)

Gross profit	1,523,575	825,971	-	2,349,546

Operations expenses	(270,626)	(163,358)	(188,306)	(622,290)
Fee and cost related to reverse merger	-	-	-	-
Other operation income	15,710	32,571	-	48,281
Income from operations	1,268,659	695,184	(188,306)	1,775,537

Fees and costs related to reverse merger
Non-operating income	48,452	-	-	48,452
Interest expenses	(274,990)	-	-	(274,990)
Income before income taxes	1,042,121	695,184	(188,306)	1,548,999

Total assets

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

At June 30, 2008	52,479,099	11,513,527	13,505	64,006,131
At December 31, 2007	45,349,351	6,101,962	-	51,451,313

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the six months ended June 30, 2008 and 2007 consequently, no segment information by geographical areas is presented.

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

Overview

We are a distributor of watch movements components used in the manufacture and assembly of watches to a wide variety of timepiece manufacturers. There are two categories of watch movements, quartz and mechanical. The main parts of an analog quartz watch movement are the battery; the oscillator, a piece of quartz that vibrates in response to the electric current; the integrated circuit, which divides the oscillations into seconds; the stepping motor, which drives the gear train; and the gear train itself, which makes the watch’s hands move. A digital watch movement has the same timing components as an analog quartz movement but has no stepping motor or gear train. To a lesser extent we also distribute complete analog-quartz and automatic watches with pricing between $20.00 to $70.00. Manufacturing for these watches is currently outsourced to third party factories in China.

Our core customer base consists primarily of large wholesalers, online retailers and small and medium-sized watch manufacturers that produce watches primarily for sale to customers in Hong Kong and China. To a lesser extent, we design watches for manufacturers and exporters of watches and manufacture and distribute completed watches primarily to online retailers and internet marketers.

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

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the six months ended June 30, 2008 was $63.9 million, with a gross profit of $7.4 million, a 67.0% and 93.7% increase, respectively, as compared to $38.2 million in revenue and $3.8 million in gross profit for the six months ended June 30, 2007. The gross profit margin increased to 11.6% for the six months ended June 30, 2008 from 10.0% for the same period in 2007, primarily due to more diversified products being promoted to customers and higher selling prices as a result of extended credit terms to our customers, plus the introduction of mechanical movements to the market which generally have higher profit margins. We provide a wide product spectrum of products ranging from mechanical movements to carrying major brands as well as middle-low end China quartz movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 350 watch manufacturers. In addition, we have extended our credit period from an average of 30 days to 50 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $11.1 million for the six months ended June 30, 2008, a 195.6% increase compared to the same period in 2007 in which revenue was $3.8 million. This segment contributed approximately 14.8% of our revenue for the six months ended June 30, 2008, as compared to 8.9% of revenue for the same period in 2007. The increase was primarily contributed to an increase in sales of high-end mechanical watches. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.2%	88.7%	85.4%	86.7%
Gross profit	13.8%	11.3%	14.6%	13.3%
Other operating income	0.1%	0.2%	0.1%	0.2%
Depreciation	0.8%	0.3%	0.8%	0.3%
Administrative expenses	1.9%	2.7%	3.1%	6.2%
Income from operations	11.2%	8.5%	10.8%	7.0%
Professional expenses related to Restructuring and Share Exchange	-%	-%	-%	1.8%
Other income	0.2%	0.2%	0.1%	0.2%
Interest expenses	1.1%	1.3%	1.4%	1.2%
Profit before tax	10.3%	7.4%	9.5%	4.2%
Taxation	1.7%	1.5%	2.0%	1.7%
Net income	8.6%	5.9%	7.5%	2.5%

Comparison of the three months ended June 30, 2008 with the three months ended June 30, 2007

Net sales for the three months ended June 30, 2008 was $38.1 million as compared to $20.9 million for the comparable period in 2007, an increase of $17.3 million, or 82.7%. This increase was primarily due to an increase in the sales of both completed watches and watch movements. Net sales of movements was $32.5 million for the three months ended June 30, 2008, accounting for approximately 85.3% of our total sales for the period, an increase of 71.1% as compared to $19.0 million for the comparable period in 2007. The increase was primarily attributable to an increase in volume of movements from 25.3 million pieces to 27.6 million pieces in the comparable three-month period in 2007 and 2008, respectively, and an increase in sales of middle to high-end movements. Sales of completed watches for the three months ended June 30, 2008, was $5.6 million as compared to $1.9 million for the comparable period in 2007, an increase of 201.0%. The increase was due to a significant increase in sales of high-end mechanical watches partially offset by a decrease in low-end items. The total volume decreased from 0.22 million pieces to 85,500 pieces, or 61.6%, in the comparable periods in 2007 and 2008, respectively. The increase in sales of high-end mechanical watches and decrease in low-end items was a result of our strategic focus of our business on the high-end items which have a higher growth potential. Management believes the profit margin of mechanical watches is on the rise while the profit margin of quartz watches will further decline in 2008 and 2009. The profit margin of mechanical and quartz watches was approximately 40% and 20%, respectively, for the three months ended June 30, 2008.

Cost of sales for the three months ended June 30, 2008 was $32.9 million, or 86.2% of net sales, as compared to $18.5 million, or 88.7% of net sales, for the same period in 2007. The decrease in cost of sales as a percentage of net sales was largely attributable to the introduction of our mechanical movements and watches to the market, which generally carry higher margins. In addition, the decrease is due to our improved economies of scale and price reductions that we received in the form of additional watch movements from the manufacturers.

Gross profit for the three months ended June 30, 2008 was $5.3 million, or 13.8% of net sales, compared to $2.4 million, or 11.3% of net sales for the same period in 2007. The increase in our gross profit was primarily attributable to an increase in sales of high-end products as a result of business re-alignment and improved economies of scale. The gross profit margin of watch movements increased from 8.0% for the three months ended June 30, 2007 to 10.5% for the same period in 2008. Gross profit margins are usually a factor of product mix and demand for product. The gross profit margin for completed watches for the three months ended June 30, 2008 was 33.2% as compared to 44.4% for the comparable period in 2007. The decrease in gross profit margin for completed watches was a result of management’s strategy to offer price discounts on our products in exchange for a decreased warranty period on the products, as opposed to 2007 in which we offered a long-term warranty. Management believes that this new pricing strategy on completed watches in 2008 will reduce our exposure to the risk of return goods.

Other income from operations was approximately $26,000 or 0.1% of net sales, for the three months ended June 30, 2008, as compared to approximately $48,000, or 0.2% of net sales, for the three months ended June 30, 2007. The decrease was due to a decrease in income received from the license fees of intangible assets as we had disposed of some websites in 2007.

Administrative and other operating expenses were approximately $727,000, or 1.9% of net sales, for the three months ended June 30, 2008, as compared to approximately $558,000, or 2.7% of net sales, for the comparable period in 2007. The increase was primarily due to increased professional fees related to company restructuring and reporting requirements as a public company, together with additional employees and upgraded staff benefits. Management considers the expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income from non-operating activities was approximately $64,000, or 0.2% of net sales, for the three months ended June 30, 2008, as compared to approximately $48,000, or 0.2% of net sales, for the three months ended June 30, 2007. The increase was primarily due to an increase in bank interest income, which was approximately $58,000 for the three months ended June 30, 2008, as compared to approximately $48,000 for the same period in 2007.

Interest expenses for the three months ended June 30, 2008 was approximately $423,000, or 1.1% of net sales, as compared to approximately $275,000, or 1.3% of net sales, in 2007. The increase was primarily due to the interest and amortization on bonds of approximately $178,000 in three months ended June 30, 2008.

Income taxes for the three months ended June 30, 2008 were approximately $669,000, or 1.8% of net sales, as compared to approximately $314,000, or 1.5% of net sales for the three months ended June 30, 2007. The increase in income taxes was primarily due to an increase in the operating profit. The taxation rate decreased from 17.5% for the period ended June 30, 2007 to 16.5% for the same period in 2008.

Net income for the three months ended June 30, 2008 was $3.2 million, or 8.5% of net sales, an increase of 161.7% over the comparable period in 2007 of $1.2 million, or 5.9% of net sales.

Comparison of the six months ended June 30, 2008 with the six months ended June 30, 2007

Net sales for the six months ended June 30, 2008 was $75.0 million as compared to $42.0 million for the comparable period in 2007, an increase of $33.0 million, or 78.5%. This increase was primarily due to an increase in the sales of both completed watches and watch movements. Net sales of movements was $63.9 million for the six months ended June 30, 2008, accounting for approximately 85.2% of our total sales for the period, an increase of 67.0% as compared to $38.2 million for the comparable period in 2007. The increase was primarily attributable to an increase in volume of movements from 46.6 million pieces to 54.9 million pieces in the comparable six-month period in 2007 and 2008, respectively, and an increase in sales of middle to high-end movements. Sales of completed watches for the six months ended June 30, 2008, was $11.1 million as compared to $3.8 million for the comparable period in 2007, an increase of 195.6%. The increase was due to a significant increase in sales of high-end mechanical watches partially offset by a decrease in low-end items. The total volume decreased from 0.43 million pieces to 0.18 million pieces, or 58.0%, in the comparable periods in 2007 and 2008, respectively. The increase in sales of high-end mechanical watches and decrease in low-end items was a result of our strategic focus of our business on the high-end items which have a higher growth potential. Management believes the profit margin of mechanical watches is on the rise while the profit margin of quartz watches will further decline in 2008 and 2009. The profit margin of mechanical and quartz watches was approximately 40% and 20%, respectively, for the six months ended June 30, 2008.

Cost of sales for the six months ended June 30, 2008 was $64.0 million, or 85.4% of net sales, as compared to $36.4 million, or 86.7% of net sales, for the same period in 2007. The decrease in cost of sales as a percentage of net sales was largely attributable to the introduction of our mechanical movements and watches to the market, which generally carry higher margins. In addition, the decrease is due to our improved economies of scale and price reductions that we received in the form of additional watch movements from the manufacturers.

Gross profit for the six months ended June 30, 2008 was $11.0 million, or 14.6% of net sales, compared to $5.6 million, or 13.3% of net sales for the same period in 2007. The increase in our gross profit margin was primarily attributable to the increase in sales of higher-margin products as a result of diversification of products, plus a decrease in costs in the six months ended June 30, 2008 due to improved economies of scale. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales had increased from 10.0% for the period ended June 30, 2007 to 11.6% of net sales for the same period in 2008. The increase in gross profit margin was primarily due to an increase in sales of higher-margin items. There was a decrease of gross profit margin for completed watches for the six months ended June 30, 2008, which was 31.9% of net sales as compared to 46.4% of net sales for the comparable period in 2007. The decrease in profit margin was due to the decrease in profit margin of low-end items as we were making clearance sales to move away from our low-end watches to focus our sales efforts on high-end items in accordance to our long-term strategy. Another reason of the decrease was the change in management’s strategy to offer price discounts in exchange for a decreased warranty period on the products, as opposed to 2007 in which we offered a long-term warranty. Management believes that this new pricing strategy on completed watches in 2008 will reduce our exposure to the risk of return goods.

Other income from operations was approximately $52,000 or 0.1% of net sales for the six months ended June 30, 2008, as compared to approximately $97,000 or 0.2% of net sales for the six months ended June 30, 2007. The decrease was due to a decrease in income received from the license fees of intangible assets as we had disposed of some websites in 2007.

Administrative and other operating expenses were $2.3 million, or 3.1% of net sales for the six months ended June 30, 2008, as compared to $2.6 million, or 6.2% of net sales for the comparable period in 2007. The decrease in administrative and other operating expenses in amount and as a percentage of net sales was primarily due to a one-time recognition of approximately $1.7 million of stock-based compensation during the six months ended June 30, 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, pursuant to the Private Placement agreement entered into with our investors, and there is no such expense in the same period in 2008, partially offset by (i) a recognition of stock-based business consulting fee during the six month ended 2008 of approximately $700,000 valued at $3.50, the offering price in our public offering, and (ii) an increase in professional fees related to reporting requirements as a public company in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income from non-operating activities was approximately $111,000, or 0.1% of net sales, for the six months ended June 30, 2008, as compared to approximately $78,000, or 0.2% of net sales, for the six months ended June 30, 2007. The increase was primarily due to an increase in bank interest income, which was approximately $111,000 for the six months ended June 30, 2008, as compared to approximately $77,000 for the same period in 2007.

Interest expense for the six months ended June 30, 2008 was $1.0 million, or 1.4% of net sales, as compared to approximately $514,000, or 1.2% of net sales in the same period in 2007. The increase was primarily due to the interest and amortization on bonds of $460,000 in six months ended June 30, 2008.

Income taxes for the six months ended June 30, 2008 were $1.5 million, or 2.0% of net sales, as compared to approximately $717,000, or 1.7% of net sales for the six months ended June 30, 2007. The increase in income taxes was primarily due to an increase in the operating profit. The taxation rate decreased from 17.5% for the period ended June 30, 2007 to 16.5% for the same period in 2008.

Net income for the six months ended June 30, 2008 was $5.7 million, 7.6% of net sales, as compared to 1.0 million, or 2.5% of net sales for the comparable period in 2007.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and allocated charges during the reporting period. Actual results could differ from those estimates.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2007. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007 with the SEC on March 31, 2008.

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

During the six months ended June 30, 2007, we recorded approximately $1,652,205 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement. During the six months ended June 30, 2008, we did not record any charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement.

New Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, exception those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 will have a material impact on its results of operations and financial position.

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of June 30, 2008 we had general banking facilities amounted to approximately $22.3 million for overdraft, letter of credit, trust receipt, invoice financing and export loans granted by seven banks. The amount increased by $6.7 million compared to $15.6 million as at June 30, 2007. Interest on the facilities ranged from minus 2.00% to 0.75% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). These banking facilities were secured by the leasehold properties, time deposits and held-to maturity investments of the group and personal guarantees executed by our Chairman of the Board.

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

For the six months ended June 30, 2008, net cash used in operating activities was approximately $5.6 million, as compared to net cash used in operating activities of $3.9 million for the comparable period in 2007. The increase in net cash used in operating activities was primarily attributable to (i) an increase in prepaid expenses and other receivables of $2.9 million for the six months ended June 30, 2008 as compared to $3.9 million in the same period in 2007, (ii) an increase in inventories of $3.0 million for the six months ended June 30, 2008 as compared to the same period in 2007, (iii) a decrease in accounts payable of $1.4 million for the six months ended June 30, 2008 as compared to the same period in 2007, partially offset by an increase in net income of $4.6 million for the six months ended June 30, 2008 as compared to $1.0 million in the same period in 2007 and a decrease in stock-based compensation of approximately $952,000 for the six months ended June 30, 2008 as compared to $1.7 million in the same period in 2007. The increase in prepaid expenses and other receivables was attributable to a deposit paid in relation to two potential acquisitions, which is fully refundable if the acquisition transactions do not close. The increase in inventories was attributable to our production of mechanical movements and mechanical watches, which require a longer inventory period. The decrease in accounts payable was primarily due to the increased purchases of mechanical watches, which have shorter payment terms. Stock-based compensation decrease since we recorded approximately $1.7 million as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement during the six month ended June 30, 2007. There was no such compensation in 2008.

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2008, compared to $3,504 in the comparable period in 2007. The increase in net cash used was primarily due to an increase in expenditures for acquiring moldings and equipments of $3.7 million for the six months ended June 30, 2008 as compared to $3,824 in the comparable period in 2007.

Net cash provided by financing activities was $4.9 million for the six months ended June 30, 2008 and $3.7 million for the comparable period in 2007. The increase in net cash provided by financing activities for the six months ended June 30, 2008 was primarily attributable to the proceeds of approximately $2.7 million from our issuance of common stocks in the public offering in February 2008, and net proceeds from short-term bank loans of $1.8 million.

For the six months ended June 30, 2008 and the same period in 2007, our average inventory turnover were 36 days and 26 days, respectively. The increase in inventory turnover period in 2008 was due to a higher level of stock associated with higher sales. The average days outstanding of our accounts receivable for the six months ended June 30, 2008 was 43 days, as compared to 49 days for the same period in 2007. The decrease in the average days outstanding of our accounts receivable was due to quicker payments from our customers as a result of our tightened credit policy.

In an attempt to reduce our reliance on third-party watch movement manufacturers, we have plans to manufacture our own brands of quartz movements and mechanical movements in-house. To manufacture our own brands of quartz and mechanical movements in-house, we would need to acquire watch movement facilities in China and invest in new equipment and research and development. We expect that up to $5.5 million will be required to obtain the equipment and facilities to manufacture branded proprietary watch movements. During the three months ended June 30, 2008, we identified two potential acquisition targets. One of the targets is a full-range manufacturer of plastic and metal watch parts and the other is a supplier of analog watches. If we are to acquire the former, we believe it will contribute to our strategy of producing low-end quartz movements in-house. If we are to acquire the latter, we believe it will result in an increased production of mechanical watches. There is currently no definitive agreement in place for either potential target and there is no assurance that we will be able to complete such acquisitions.

We may need to raise further capital for our future growth and operations from future equity sales or through debt financings. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our plans to manufacture our own watch movement parts. We may not be able to obtain additional financial resources when necessary or on terms favorable to us, if at all, and any available additional financing may not be adequate. Moreover, new equity securities issued in financings may have greater rights, preferences or privileges than our existing common stock. To the extent stock is issued or options and warrants are exercised, holders of our common stock will experience further dilution.

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

Management decided to seek additional qualified in house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. In April 2008, we hired our CFO, David Lin, who has more than 17 years of financial expertise, including experience with companies listed on the U.S. and Hong Kong stock exchanges, to assume the job responsibilities of a CFO from our CEO, who had previously assumed this duty. Together, our CEO and CFO reviewed, improved and strengthened our controls and procedures during this reporting period. We believe that the remedial steps that we have taken will address the conditions identified by our CEO and CFO in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. We will also engage outside consultants to assist us in assessing and improving our internal controls and procedures when necessary.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, and other than as stated above, including the appointment of a new CFO in April 2008, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

ASIA TIME CORPORATION (Registrant)

August 18, 2008	By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer and Chairman of the Board