Form 10-Q
period 2008-09-30
ASIA TIME CORP
filed 2008-11-18
CIK 1361916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 26,570,677 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of November 14, 2008.

ASIA TIME CORPORATION
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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		As of
		September 30,	December 31,
		2008	2007
	Notes	(Unaudited)	(Audited)
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		2,973,029	6,258,119
Restricted cash		7,979,513	8,248,879
Accounts receivable		25,204,251	14,341,989
Prepaid expenses and other receivables	7	17,004,909	7,704,999
Inventories, net	8	10,904,300	12,370,970

Total Current Assets		64,066,002	48,924,956
Deferred tax assets	6	29,964	29,929
Property and equipment, net	9	8,321,309	1,891,709
Leasehold lands	10	-	-
Held-to-maturity investments	11	300,578	300,231
Intangible assets	12	18,025	48,012
Restricted cash		256,772	256,476

TOTAL ASSETS		72,992,650	51,451,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts payable		2,692,873	1,310,809
Other payables and accrued liabilities	13	627,358	132,507
Income taxes payable		4,718,084	2,293,887
Bank borrowings	14	24,022,728	20,438,479

Total Current Liabilities		32,061,043	24,175,682

Convertible bond payables	15	4,957,551	345,461
Deferred tax liabilities	6	57,019	56,953

TOTAL LIABILITIES		37,075,613	24,578,096

COMMITMENTS AND CONTINGENCIES	18

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Stated in US Dollars)

		As of
	Notes	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
		$	$
STOCKHOLDERS’ EQUITY
Preferred stock	16
Par value: 2008 – US$0.0001 (2007 – US$0.0001)
Authorized: 2008 – 10,000,000 shares (2007 – 10,000,000 shares)
Issued and outstanding: 2008 – Nil shares (2007 – 2,250,348 shares)		-	225
Common stock	16
Par value: 2008 US$0.0001 (2007 – US$0.0001)
Authorized: 100,000,000 shares
Issued and outstanding: 2008 – 26,570,677 shares (2007 – 23,156,629 shares)		2,657	2,316
Additional paid-in capital		12,636,309	13,481,036
Accumulated other comprehensive income/(loss)		19,119	(28,404)
Retained earnings		23,258,952	13,418,044

TOTAL STOCKHOLDERS’ EQUITY		35,917,037	26,873,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		72,992,650	51,451,313

See notes to condensed consolidated financial statements

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	40,049,042	22,972,645	114,997,186	64,960,224
Cost of sales	(33,533,669)	(18,410,524)	(97,534,658)	(54,829,393)

Gross profit	6,515,373	4,562,121	17,462,528	10,130,831
Other operating income – Note 3	25,848	48,425	77,405	145,203
Depreciation	(371,581)	(64,635)	(986,492)	(193,499)
Administrative and other operating expenses, including stock-based compensation	(619,553)	(690,514)	(2,929,940)	(3,295,777)

Income from operations	5,550,087	3,855,397	13,623,501	6,786,758
Fees and costs related to reverse merger	-	-	-	(736,197)
Non-operating income – Note 4	25,369	39,555	136,117	117,936
Interest expenses – Note 5	(460,730)	(316,516)	(1,485,568)	(830,935)

Income before taxes	5,114,726	3,578,436	12,274,050	5,337,562
Income taxes – Note 6	(952,833)	(697,737)	(2,433,142)	(1,414,608)

Net income	4,161,893	2,880,699	9,840,908	3,922,954

Earnings per common share
- Basic	0.16	0.12	0.39	0.17
- Diluted	0.15	0.11	0.36	0.16

Weighted average common shares
- Basic	26,570,394	23,156,629	25,386,013	22,844,721
- Diluted	27,244,540	25,406,977	27,059,811	24,874,262

See notes to consolidated financial statements.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income	9,840,908	3,922,954
Adjustments to reconcile net income to net cash
used in operating activities :
Amortization of bond discount and bond interest	397,491	-
Stock-based compensation	700,000	1,852,494
Amortization of intangible assets	30,008	92,884
Amortization of leasehold lands	-	17,287
Depreciation	986,492	193,499
Loss on disposal of plant and equipment	-	5,406
Income taxes	2,433,142	1,414,608

Changes in operating assets and liabilities :
(Increase) decrease in -
Accounts receivable	(10,833,327)	(7,281,110)
Prepaid expenses and other receivables	(9,280,457)	(4,260,214)
Inventories	1,479,276	275,517
Increase (decrease) in -
Accounts payable	1,378,980	306,241
Other payables and accrued liabilities	494,444	(138,142)
Income taxes payable	(14,363)	(112,601)

Net cash used in operating activities	(2,387,406)	(3,711,177)

Cash flows from investing activities
Acquisition of plant and equipment	(7,406,579)	(30,257)
Proceeds from disposal of plant and equipment	-	320

Net cash used in investing activities	(7,406,579)	(29,937)

Cash flows from financing activities
Proceeds from issuance of common stock	2,669,987	-
Proceeds from issuance of Series A convertible preferred stock	-	2,6471,683
Proceeds from new short-term bank loans	-	2,816,620
Repayment of short-term bank loans	(1,849,929)	(4,029,839)
Net advances under other short-term bank borrowings	5,243,083	3,175,698
Increase in restricted cash	(4,181)	(1,031,003)
Advances (from) to related parties	278,578	(20,773)
Increase in bank overdrafts	167,601	40,840

Net cash provided by financing activities	6,505,139	3,593,226

Net decrease in cash and cash equivalents	(3,288,846)	(147,888)
Effect of foreign currency translation on cash and cash equivalents	3,756	(2,517)
Cash and cash equivalents - beginning of period	6,258,119	316,621

Cash and cash equivalents - end of period	2,973,029	166,216

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Stated in US Dollars)

	Nine months ended September 30,
	2008	2007
	(Unaudited) $	(Unaudited) $

Supplemental disclosures of cash flow information :
Cash paid for :
Interest	1,485,568	830,935
Income taxes	2,433,142	1,414,608

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

The Company agreed to register the 1,999,192 shares of common stock that were held by certain of the Company’s shareholders immediately prior to the closing of the Exchange Agreement. If the Company fails to register 1,999,192 shares due to failure on the part of the Company, additional shares of its common stock shall be issued to the respective shareholders in the amount of 0.0333% of their respective shares for each calendar day until the registration becomes effective. There is no maximum potential consideration to be transferred in connection with the registration of these shares. The Company agreed to file a registration statement no later than the tenth day after the end of the nine month period that immediately follows the filing date of the initial registration statement (the "Required Filing Date"). The Company agreed to use reasonable best efforts to cause such registration statement to become effective within 120 days after the Required Filing Date or the actual filing date, whichever is earlier, or 150 days after the Required Filing Date or the actual filing date, whichever is earlier, if the registration statement is subject to a full review by the Securities and Exchange Commission (“SEC”). In addition, the Company agreed to use its reasonable best efforts to maintain the registration statement effective for a period of 24 months at the Company's expense.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

Restructuring

For the purpose of the reverse takeover transaction (“RTO”), the companies comprising the group underwent a restructuring in December 2005 (the “Restructuring”), and the Company acquired all of the outstanding and issued shares of common stock of its subsidiaries (including Times Manufacturing & E-Commerce Corporation Limited (“TMEHK”), Billion Win International Enterprise Limited (“BW”), Citibond Industrial Limited (“CI”), Goldcome Industrial Limited (“GI”) and Megamooch International Limited (“MI”) from their then existing stockholders in consideration for the issuance of 20,000 shares with a designated value of $1.00 of the company’s voting common stock, representing 99.99% of the voting power in the company.

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

Advertising and promotion expenses amounted to $Nil during each of the three and nine month periods ended September 30, 2008 and 2007.

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

Foreign currency translation

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income

	Nine months ended September 30,
	2008	2007

Nine months end HK$ : US$ exchange rate	7.7890	7.7840
Average quarterly HK$ : US$ exchange rate	7.7979	7.8098

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

Basic and diluted earnings per share (Continued)

The calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2008 and 2007 is based on the estimate fair value of the Company’s common stock during such periods applied to warrants and options using the treasury stock method to determine if they are dilutive. The Convertible Bond is included on an “as converted “basis when these shares are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$		$
Numerator for basic and diluted earnings per share:
Net income	4,161,893	2,880,699	9,840,908	3,922,954

Denominator:
Basic weighted average shares	26,570,394	23,156,629	25,386,013	22,844,721
Effect of dilutive securities	674,146	2,250,348	1,673,798	2,029,541

Diluted weighted average shares	27,244,540	25,406,977	27,059,811	24,874,262

Basic earnings per share:	0.16	0.12	0.39	0.17

Diluted earnings per share	0.15	0.11	0.36	0.16

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

Interest rate risk

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments for the nine months ended September 30, 2008 and 2007 and believes its exposure to interest rate risk is not material.

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

During the nine months ended September 30, 2008 and 2007, the Company recorded $700,000 and $1,652,205, respectively, as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement described at Note 16.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

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

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other operating income

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

License fee of intangible assets	10,001	32,668	30,008	97,955
Rental income	15,847	15,757	47,397	47,248

	25,848	48,425	77,405	145,203

4.	Non-operating income

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Bank interest income	25,315	35,114	136,063	112,020
Net exchange gains	-	600	-	2,075
Sundry	54	3,841	54	3,841

	25,369	39,555	136,117	117,936

5.	Interest expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Interest on trade related bank loan	274,193	291,499	822,704	759,539
Interest and amortization on bonds	177,727	-	637,491	-
Interest on short-term bank loans	-	10,844	-	27,608
Interest on bank overdrafts	8,479	11,859	24,380	33,050
Interest on other loans	331	2,314	993	10,738

	460,730	316,516	1,485,568	830,935

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Income taxes

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Hong Kong profits tax
Current period	952,833	697,737	2,433,142	1,414,608

The Company’s subsidiaries operating in Hong Kong are subject to profits tax of 16.5% (2007:17.5%) on the estimated assessable profits during the periods.

The Company’s subsidiaries that are incorporation in the British Virgin Islands are not subject to income taxes under that jurisdiction.

The major components of deferred tax recognized in the condensed consolidated balance sheets for the nine months ended September 30, 2008 and the year ended December 31, 2007 respectively are as follows:

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Temporary difference on accelerated tax
depreciation on plant and equipment	27,055	27,024

Deferred tax liabilities, net	27,055	27,024

Recognized in the balance sheet:
Net deferred tax assets	(29,964)	(29,929)
Net deferred tax liabilities	57,019	56,953

	27,055	27,024

Deferred tax assets of the Company relating to the tax effect of the change in valuation allowance of the Company has not been accounted for in the financial statements for the nine months ended September 30, 2008 and the year ended December 31, 2007 as management determined that it was more likely than not that these tax losses would not be utilized in the foreseeable future. There was no other significant unprovided deferred taxation of the Company at the balance sheet dates.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Prepaid expenses and other receivables

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Rebate receivable	4,841,648	-
Interest receivable	-	24,696
Purchase deposits paid	4,570,171	7,553,332
Deposit for acquisition	7,459,237	-
Other deposits and prepayments	133,853	126,971

	17,004,909	7,704,999

The purchase deposits represented advanced payments to suppliers for merchandises of inventories.

8.	Inventories

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Merchandises, at cost – completed watches	-	2,148,638
Merchandises, at cost – watch movements	10,904,300	10,222,332

	10,904,300	12,370,970

No inventories were written off during the nine months ended September 30, 2008 and for the year ended December 31, 2007, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Property and equipment

	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$
Cost
Land and buildings	1,189,416	1,188,043
Furniture and fixtures	510,156	488,901
Office equipment	229,029	146,752
Machinery and equipment	1,197,715	320,595
Moulds	7,210,939	774,558
Motor vehicles	74,561	74,475

	10,411,816	2,993,324

Accumulated depreciation
Land and buildings	90,362	68,525
Furniture and fixtures	405,271	331,751
Office equipment	139,964	128,165
Machinery and equipment	318,016	157,294
Moulds	1,088,510	379,548
Motor vehicles	48,384	36,332

	2,090,507	1,101,615

Net
Land and buildings	1,099,054	1,119,518
Furniture and fixtures	104,885	157,150
Office equipment	89,065	18,587
Machinery and equipment	879,699	163,301
Moulds	6,122,429	395,010
Motor vehicles	26,177	38,143

	8,321,309	1,891,709

Depreciation expenses included in administrative and other operating expenses for the nine months ended September 30, 2008 and 2007 were $986,492 and $193,499, respectively.

As at September 30, 2008 and December 31, 2007, the carrying amount of land and buildings pledged as security for the Group’s banking facilities amounted to $1,099,054 and $1,119,518, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Leasehold lands

As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Cost	-	949,514
Accumulated amortization	-	-
Transfer to property and equipment	-	(949,514)

Net	-	-

Analyzed for reporting purposes as:
Current asset	-	-
Non-current asset	-	-

	-	-

Amortization expenses included in administrative and other operating expenses for the nine months ended September 30, 2008 and for the year ended December 31, 2007 were $Nil and $Nil respectively.

As at September 30, 2008 and December 31, 2007, the carrying amount of leasehold lands pledged as security for the Group’s banking facilities amounted to $Nil and $Nil, respectively.

11.	Held-to-maturity investments

As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Hang Seng Capital Guarantee Investment Fund
– 30,000 units at $10 each, interest rate at 10.5% in 3.75 years
Cost	300,578	300,231

As at September 30, 2008 and December 31, 2007, the carrying amount of held-to-maturity investments pledged as security for the Group’s banking facilities amounted to $300,578 and $300,231, respectively.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Intangible assets

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$
Cost
Trademarks	200,282	200,051
Websites	-	-

	200,282	200,051

Accumulated amortization
Trademarks	182,257	152,039
Websites	-	-

	182,257	152,039

Net
Trademarks	18,025	48,012
Websites	-	-

	18,025	48,012

Amortization expenses included in administrative and other operating expenses for the nine months ended September 30, 2008 and 2007 were $30,008 and $91,907, respectively.

Estimated aggregate future amortization expenses for the succeeding three years as of September 30, 2008 were as follows:

$

2008	18,025

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Other payables and accrued liabilities

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Accrued expenses	352,814	92,249
Deposit received	233,468	-
Sales deposits received	41,076	40,258

	627,358	132,507

14.	Bank borrowings

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	$	$

Secured:
Bank overdrafts repayable on demand	696,854	528,451
Repayable within one year
Short term bank loans	369,633	2,223,290
Other trade related bank loans	22,956,241	17,686,738

	24,022,728	20,438,479

As of September 30, 2008, the Company’s banking facilities are composed of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Bank overdrafts	953,238	696,854	256,384
Other short terms bank loans	369,633	369,633	-
Other trade related facilities	23,504,330	22,956,241	548,089

	24,827,201	24,022,728	804,473

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Bank borrowings (Continued)

As of September 30, 2008, the above short-term banking borrowings were secured by the following:

(a)	first fixed legal charge over leasehold land and buildings with carrying amounts of $1,099,054 (note 9 and 10);

(b)	charge over restricted cash of totally $7,979,513;

(c)	charge over held-to-maturity investments of $300,578 (note 11); and

(d)	personal guarantee executed by a director of the Company;

(e)	Other financial covenant:-

The bank borrowings require one of the Company’s subsidiaries to be secured by an Insurance Policy of $2,567,724 and a director as the insured party.

The bank borrowings require one of the Company’s subsidiaries to maintain a minimum net worth of $6,419,309.

The Company was in compliance with this requirement at September 30, 2008.

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

- Conversion. Each Bond is convertible at the option of the holder at any time on a date that is 365 days after the date that the Company’s securities are traded on NYSE Alternext US (formerly known as the American Stock Exchange) (“Alternext”) through March 28, 2012, into shares of the Company’s common stock at an initial conversion price equal to the price per share at which shares are sold in the Company’s proposed initial public offering of common stock on the Alternext with minimum gross proceeds of $2,000,000. If no initial public offering occurs prior to conversion, the conversion price per share will be $2.00, subject to adjustment in accordance with the terms and conditions of the Bonds. The conversion price was adjusted to $3.50 based on the Company’s initial public offering completed in February 2008. The conversion price is subject to adjustment in certain events, including the Company’s issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to April 12, 2009 or February 18, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In addition, the Trust Deed provides that the conversion price of the Bonds cannot be adjusted to lower than $0.25 per share of common stock (as adjusted for stock splits, stock dividends, spin-offs, rights offerings, recapitalizations and similar events).

- Mandatory Redemptions. If either (i) the Company’s common stock (including the shares of common stock issuable upon conversion of the Bonds and exercise of the Warrants) are not listed on Alternext on or before August 13, 2008 or (ii) the Company breaches certain of its obligations to timely register the Bonds, Warrants and underlying shares pursuant to the registration rights agreement dated November 13, 2007 entered into by and between the Subscriber and the Company, then holders of the Bonds can require the Company to redeem the Bonds at 104.53% of the principal amount of the Bonds at any time after November 13, 2008. In addition, at any time after November 13, 2010, holders of the Bonds can require the Company to redeem the Bonds at 126.51% of the principal amount. The Company is required to redeem any outstanding Bonds at 150.87% of its principal amount on November 13, 2012.

On November 13, 2007, the Company entered into a warrant instrument with the Subscriber pursuant to which the Subscriber purchased the Warrants from the Company (the “Warrants Instrument”). The Warrants, which are represented by a global certificate, are also subject to a warrant agency agreement by and among the Company, The Bank of New York and The Bank of New York, London Branch dated November 13, 2007 (the “Warrant Agency Agreement”). Pursuant to the terms and conditions of the Warrant Instrument and the Warrant Agency Agreement, the Warrants vested on November 13, 2007 and will terminate on November 13, 2010. The Bond Warrants are exercisable at a per share exercise price of $0.01. The Company has agreed to list the Warrant on Alternext, or any alternative stock exchange by November 13, 2008.

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

At November 13, 2007, the date of issuance, the Company determined the fair value of the Bonds to be $7,760,000. The Warrants and the beneficial conversion feature were $1,652,701 and $6,107,299 respectively, which were determined under the Black-Scholes valuation method. They are included under stockholders’ equity as additional paid in capital-stock warrants and additional paid in capital-beneficial conversion feature respectively in accordance with guidance of APB 14 and EITF No. 98-5. Accordingly, the interest discount on the Warrants and beneficial conversion feature were recorded, and are being amortized by the interest method of 5 years. The Beneficial Conversion Feature was calculated using a $2 conversion price. The conversion rate effective with the Company’s initial public offering in February 2008 increased to $3.5. This change in the conversion rate will result in a reduction of the Beneficial Conversion Feature by approximately $4 million dollars and will result in a reduction in additional paid in capital and increase the bonds payable. The overall result in a reduction in bond discounts.

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

The Convertible Bonds Payable, net consists of the following:-

For the nine months ended September 30, 2008	$

Convertible Bonds Payable	8,000,000
Less: Interest discount - Warrants	(1,652,701)
Less: Interest discount - Beneficial conversion feature	(1,892,701)
Less: Bond discount	(240,000)
Accretion of interest discount - Warrant	247,226
Accretion of interest discount - Beneficial conversion feature	382,430
Amortization of bond discount to interest expense	5,655
6% Interest Payable	105,462
Accretion of redemption premium	2,180

Net	4,957,551

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

The shares of the Company’s Series A Preferred Stock were convertible into shares of common stock at a conversion price equal to the share purchase price, subject to adjustments. Accordingly, each share of Series A Preferred Stock was initially convertible into one share of common stock. All of the Series A Preferred Stock were converted into common stock during the nine months ended September 30, 2008.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Common stock and convertible preferred stock (Continued)

If the Company at any time prior to the first trading day on which the common stock was quoted on the Alternext, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange (each a “Trading Market”) sold or issued any shares of common stock in one or a series of transactions at an effective price less than such conversion price where the aggregate gross proceeds to the Company were at least $1,000,000, then the aforementioned conversion price was to be reduced to such effective price. Each share of Series A Convertible Preferred Stock would automatically convert into shares of common stock if (i) the closing price of the common stock on the Trading Market for any 10 consecutive trading day period exceeds $3.00 per share, (ii) the shares of common stock underlying the Series A Convertible Preferred Stock are subject to an effective registration statement, and (iii) the daily trading volume of the common stock on a Trading Market exceeds 25,000 shares per day for 10 out of 20 prior trading days.

The Company agreed to file, and did file, a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 30 days of the closing of the Share Exchange pursuant to the Subscription Agreement with each investor. The Company agreed to a penalty provision with respect to its obligation to register the Series A Convertible Preferred Stock. If the Company failed to register the Series A Convertible Preferred Stock due to failure on the part of the Company, the Company would pay to the holders of Series A Convertible Preferred Stock a cash payment equal to 0.0333% of the purchase price of their respective shares for each business day of the failure. There was no maximum potential consideration to be transferred. The Company was required to file the registration statement no later than 30 days after the consummation of the Private Placement and agreed to use reasonable best efforts to cause such Registration Statement to become effective within 150 days after the closing of the Private Placement, or 180 days if the Registration Statement is subject to a full review by the SEC. The Company is also required to use its reasonable best effort to maintain the Registration Statement effective for a period of 24 months at the Company's expense.

The investors in the Private Placement also entered into a lock-up agreement pursuant to which they agreed not to sell their shares until the Company’s common stock begins to be listed or quoted on the New York Stock Exchange, Alternext, NASDAQ Global Market, NASDAQ Capital Market or the OTC Bulletin Board, after which their shares will automatically be released from the lock up every 30 days on a pro rata over a nine month period beginning on the date that is 30 days after listing or quotation of the shares. The Company’s common stock began trading on Alternext in February 2008.

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Common stock and convertible preferred stock (Continued)

In connection with the Private Placement, in January and February 2007, Kwong Kai Shun, the Company's Chairman of the Board, Chief Executive Officer and Chief Financial Officer, entered into an agreement (the “Escrow Agreement”) with the investors in the Private Placement pursuant to which Mr. Kwong agreed to place 2,326,000 shares of his common stock in escrow for possible distribution to the investors (the "Escrow Shares"). Pursuant to the Escrow Agreement, if the Company's net income for 2006 or 2007 (subject to specified adjustments) as set forth in its filings with the SEC is less than $6,300,000 or $7,700,000, respectively, a portion, if not all, of the Escrow Shares will be transferred to the investors based upon the Company's actual net income, if any, for such fiscal years. In addition, Mr. Kwong had agreed to purchase all of the shares of Series A Preferred Stock then held by such investors at a per share purchase price of $1.29 if the Company's common stock fafailed to be listed or quoted for trading on the Alternext, the Nasdaq Capital Market, the Nasdaq Global Market or the New York Stock Exchange on or before June 30, 2007, which has been subsequently extended to March 31, 2008. The number of shares that Mr. Kwong would distribute to shareholders would be determined by the number of shares of common stock that have not been sold by the investors, multiplied by the shortfall in a valuation agreed upon by the parties. The agreed upon shortfall in valuation would be calculated using the $1.29 purchase price per share of the common stock, the actual amount of net income for either 2006 or 2007 (subject to specified adjustments) and a price earnings ratio set at 5 for 2006 and 4 for 2007. In no circumstances would Mr. Kwong be required to distribute in excess of 2,326,000 shares. If the event Mr. Kwong would have been required to transfer shares to investors, it was anticipated that the transfer would have been effected under an exemption from registration pursuant to the Securities Act of 1933, as amended.

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

If the Company had paid a stock dividend on the shares of common stock, subdivide outstanding shares of common stock into a larger number of shares, combine, through a reverse stock split, outstanding shares of the common stock into a smaller number of shares or issues, in the event of a reclassification of shares of the common stock, any shares of capital stock, then the conversion price of the Series A Preferred Stock would have been adjusted as follows: the conversion price would have been multiplied by a fraction, of which (i) the numerator would have be the number of shares of common stock outstanding immediately before one of the events described above and (ii) the denominator would have been the number of shares of common stock outstanding immediately after such event.

Holder of the Series A Convertible Preferred Stock had the right to one vote per share of common stock issuable upon conversion of the shares underlying any shares of Preferred Stock outstanding as of the record date for purposes of determining which holders had the right to vote with respect to any matters brought to a vote before the Company’s holders of common stock.

In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Series A Convertible Preferred Stock were entitled to receive in preference to the holders of common stock an amount per share of $1.29 plus any accrued but unpaid dividends. If the Company’s assets were insufficient to pay the above amounts in full, then all of the Company’s assets would have been ratably distributed among the holders of the Series A Convertible Preferred Stock in accordance with the respective amounts that would have been payable on such shares if all amounts payable were paid in full.

There were no additional specific dividend rights or redemption rights of holders of the Series A Convertible Preferred Stock.

If the Company redeemed or acquired any shares of the Series A Convertible Preferred Stock are converted, those shares would have resumed the status of authorized but unissued shares of preferred stock and would have been no longer designated as Series A Convertible Preferred Stock.

As long as any shares of Series A Convertible Preferred Stock were outstanding, the Company could not alter or adversely change the powers, preference or rights given to the Series A Convertible Preferred Stock holders, without the affirmative vote of those holders.

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

On February, 12, 2008, the Company’s common stock commenced trading on the Alternext.

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

The assets of the schemes are controlled by trustees and held separately from those of the Group. Total pension cost during the nine months ended September 30, 2008 and 2007 were $15,230 and $7,623, respectively.

18.	Commitments and contingencies

Operating leases commitments

The Group leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2008, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases includes contingent rentals. Minimum future commitments under these agreements payable as of September 30, 2008 are as follows:

$

2008	12,751

Rental expenses for the nine months ended September 30, 2008 and 2007 were $66,621 and $50,302, respectively.

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

For the nine months ended September 30, 2008

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	100,475,092	14,522,094	-	114,997,186
Cost of sales	(87,390,652)	(10,144,006)	-	(97,534,658)

Gross profit	13,084,440	4,378,088	-	17,462,528

Operations expenses	(1,462,127)	(888,881)	(1,565,425)	(3,916,433)
Other operating income	47,397	30,008	-	77,405
Income from operations	11,669,710	3,519,215	(1,565,425)	13,623,500

Non-operating income	136,117	-	-	136,117
Interest expenses	(848,077)	-	(637,491)	(1,485,568)
Income before income taxes	10,957,750	3,519,215	(2,202,916)	12,274,049

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment Information (Continued)

For the three months ended September 30, 2008

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	36,619,414	3,429,628	-	40,049,042
Cost of sales	(30,943,960)	(2,589,709)	-	(33,533,669)

Gross profit	5,675,454	839,919	-	6,515,373

Operations expenses	(447,269)	(324,493)	(219,373)	(991,135)
Other operating income	15,847	10,001	-	25,848
Income from operations	5,244,032	525,427	(219,373)	5,550,086

Non-operating income	25,369	-	-	25,369
Interest expenses	(283,003)	-	(177,727)	(460,730)
Income before income taxes	4,986,398	525,427	(397,100)	5,114,725

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment Information (Continued)

For the nine months ended September 30, 2007

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	56,600,993	8,359,231	-	64,960,224
Cost of sales	(50,356,664)	(4,472,729)	-	(54,829,393)

Gross profit	6,244,329	3,886,502	-	10,130,831

Operations expenses	(898,394)	(386,441)	(2,204,441)	(3,489,276)
Other operation income	47,248	97,955	-	145,203
Income from operations	5,393,183	3,598,016	(2,204,441)	6,786,758

Fees and costs related to reverse merger	-	-	(736,197)	(736,197)
Non-operating income	117,936	-	-	117,936
Interest expenses	(830,935)	-	-	(830,935)
Income before income taxes	4,680,184	3,598,016	(2,940,638)	5,337,562

ASIA TIME CORPORATION
(Formerly SRKP 9, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Segment Information (Continued)

For the three months ended September 30, 2007

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

Sales	18,366,451	4,606,194	-	22,972,645
Cost of sales	(15,947,638)	(2,462,886)	-	(18,410,524)

Gross profit	2,418,813	2,143,308	-	4,562,121

Operations expenses	(356,752)	(110,886)	(287,511)	(755,149)
Other operation income	15,757	32,668	-	48,425
Income from operations	2,077,818	2,065,090	(287,511)	3,855,397

Fees and costs related to reverse merger	-	-	-	-
Non-operating income	39,555	-	-	39,555
Interest expenses	(316,516)	-	-	(316,516)
Income before income taxes	1,800,857	2,065,090	(287,511)	3,578,436

Total assets

	Watch movements	Completed watches	Unallocated	Total
	$	$	$	$

At September 30, 2008	55,985,941	16,939,327	38,418	72,962,686
At December 31, 2007	45,349,351	6,101,962	-	51,451,313

The Group’s operations are primarily in Hong Kong and China and the Group’s sales, gross profit and total assets attributable to other geographical areas are less than 10% of the Group’s corresponding consolidated totals for the nine months ended September 30, 2008 and 2007 consequently, no segment information by geographical areas is presented.

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

Watch Movement Segment

Presently, Hong Kong does not generally have watch movement manufacturing. Watch movements are largely imported from Japan and Switzerland. The revenue for the watch movement segment of our business for the nine months ended September 30, 2008 was $100.5 million, with a gross profit of $13.1 million, a 77.5% and 109.5% increase, respectively, as compared to $56.6 million in revenue and $6.2 million in gross profit for the nine months ended September 30, 2007. The gross profit margin increased to 13.0% for the nine months ended September 30, 2008 from 11.0% for the same period in 2007, primarily due to more diversified products being promoted to customers and higher selling prices as a result of extended credit terms to our customers, plus the introduction of mechanical movements to the market which generally have higher profit margins. We provide a wide product spectrum of products ranging from mechanical movements to carrying major brands as well as middle-low end China quartz movements. We believe carrying a wide product spectrum enables us to provide a convenient one-stop provider for our customers, which may result in higher sales per customer. We began to target small to medium manufacturers in mid-2005 and our customer base has expanded to more than 350 watch manufacturers. In addition, we have extended our credit period from an average of 30 days to 50 days to major customers that have maintained a history of timely settlement of receivables. We believe that this extension lead to an increase of purchase orders from those customers. We review the credit status of each customer and periodically adjust the credit period to specific customers in an attempt to maximize business with each customer without suffering significant credit risk.

Complete Watch Segment

Revenue of our complete watch segment was $14.5 million for the nine months ended September 30, 2008, a 73.7% increase compared to the same period in 2007 in which revenue was $8.4 million. This segment contributed approximately 12.6% of our revenue for the nine months ended September 30, 2008, as compared to 12.9% of revenue for the same period in 2007. Our main market positioning in China is on the middle-class adult, daily, sporty and classy design.

Results of Operations

The following table sets forth certain items in our statement of operations as a percentage of net sales for the periods shown:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.7%	80.1%	84.8%	84.4%
Gross profit	16.3%	19.9%	15.2%	15.6%
Other operating income	0.1%	0.2%	0.1%	0.2%
Depreciation	0.9%	0.3%	0.9%	0.3%
Administrative and other operating expenses, including stock-based compensation	1.5%	3.0%	2.5%	5.1%
Income from operations	14.0%	16.8%	11.9%	10.4%
Fees and costs related to reverse merger	-%	-%	-%	1.1%
Other income	0.1%	0.2%	0.1%	0.2%
Interest expenses	1.2%	1.4%	1.3%	1.3%
Income before tax	12.9%	15.6%	10.7%	8.2%
Income taxation	2.4%	3.0%	2.1%	2.2%
Net income	10.5%	12.6%	8.6%	6.0%

Comparison of the three months ended September 30, 2008 with the three months ended September 30, 2007

Net sales for the three months ended September 30, 2008 was $40.0 million as compared to $23.0 million for the comparable period in 2007, an increase of $17.1 million, or 74.3%. This increase was primarily due to an increase in the sales of watch movements. Net sales of movements was $36.6 million for the three months ended September 30, 2008, accounting for approximately 91.4% of our total sales for the period, an increase of 99.4% as compared to $18.4 million for the comparable period in 2007. The increase was primarily attributable to an increase in volume of movements from 26.2 million pieces to 33.6 million pieces in the comparable three-month period in 2007 and 2008, respectively, and an increase in sales of middle to high-end movements. Sales of completed watches for the three months ended September 30, 2008, was $3.4 million as compared to $4.6 million for the comparable period in 2007, a decrease of 25.5%. The total volume decreased from 0.54 million pieces to 60,000 pieces, or 88.9%. The decrease was due to our strategic shift to focus on high-end mechanical watches which have a longer production lead time. The profit margin of mechanical and quartz watches was approximately 40% and 20%, respectively, for the three months ended September 30, 2008.

Cost of sales for the three months ended September 30, 2008 was $33.5 million, or 83.7% of net sales, as compared to $18.4 million, or 80.1% of net sales, for the same period in 2007. The increase in cost of sales as a percentage of net sales was largely attributable to the increase in sales of watch movements as a percentage of total revenue. These watch movements generally have higher costs of sales as compared to completed watches.

Gross profit for the three months ended September 30, 2008 was $6.5 million, or 16.3% of net sales, compared to $4.6 million, or 19.9% of net sales for the same period in 2007. The decrease in gross profit as a percentage of net sales was largely attributable to the increase in sales of watch movements as a percentage of total revenue. These watch movements generally have lower gross profit margin as compared to completed watches. Gross profit margins are usually a factor of product mix and demand for product. The gross profit margin of watch movements increased from 13.2% for the three months ended September 30, 2007 to 15.5% for the same period in 2008. The gross profit margin for completed watches for the three months ended September 30, 2008 was 24.5% as compared to 46.5% for the comparable period in 2007. The decrease in gross profit margin for completed watches was a result of management’s strategy to offer price discounts to shorten our inventory cycle and in exchange for a decreased warranty period on the products, as opposed to 2007 in which we offered a long-term warranty. Management believes that this new pricing strategy on completed watches in 2008 will reduce our exposure to the risk of return goods.

Other income from operations was approximately $26,000 or 0.1% of net sales, for the three months ended September 30, 2008, as compared to approximately $48,000, or 0.2% of net sales, for the three months ended September 30, 2007. The decrease was due to a decrease in income received from the license fees of intangible assets as we had disposed of some websites in 2007.

Administrative and other operating expenses were approximately $620,000, or 1.5% of net sales, for the three months ended September 30, 2008, as compared to approximately $690,000, or 3.0% of net sales, for the comparable period in 2007. The decrease was primarily due to a stock based compensation expense of approximately $200,000 in the three months ended September 30, 2007, and we did not have such expense in the same period of 2008, offset by an increase in professional and legal expense of $129,000 in the three months ended September 30, 2008.

Other income from non-operating activities was approximately $25,000, or 0.1% of net sales, for the three months ended September 30, 2008, as compared to approximately $40,000, or 0.2% of net sales, for the three months ended September 30, 2007. The decrease was primarily due to a decrease in bank interest income, which was approximately $25,000 for the three months ended September 30, 2008, as compared to approximately $35,000 for the same period in 2007.

Interest expenses for the three months ended September 30, 2008 was approximately $461,000, or 1.2% of net sales, as compared to approximately $317,000, or 1.4% of net sales, in 2007. The increase was primarily due to the interest and amortization on bonds of approximately $177,000 in three months ended September 30, 2008.

Income taxes for the three months ended September 30, 2008 were approximately $953,000, or 2.4% of net sales, as compared to approximately $698,000, or 3.0% of net sales for the three months ended September 30, 2007. The increase in income taxes was primarily due to an increase in the operating profit. The taxation rate decreased from 17.5% for the period ended September 30, 2007 to 16.5% for the same period in 2008.

Net income for the three months ended September 30, 2008 was $4.2 million, or 10.4% of net sales, an increase of 44.5% over the comparable period in 2007 of $2.9 million, or 12.5% of net sales.

 Comparison of the nine months ended September 30, 2008 with the nine months ended September 30, 2007

Net sales for the nine months ended September 30, 2008 was $115.0 million as compared to $65.0 million for the comparable period in 2007, an increase of $50.0 million, or 77.0%. This increase was primarily due to an increase in the sales of both completed watches and watch movements. Net sales of movements was $100.5 million for the nine months ended September 30, 2008, accounting for approximately 87.4% of our total sales for the period, an increase of 77.5% as compared to $56.6 million for the comparable period in 2007. The increase was primarily attributable to an increase in volume of movements from 72.7 million pieces to 88.2 million pieces in the comparable nine-month period in 2007 and 2008, respectively, and an increase in sales of middle to high-end movements. Sales of completed watches for the nine months ended September 30, 2008, was $14.5 million as compared to $8.4 million for the comparable period in 2007, an increase of 73.7%. The increase was due to a significant increase in sales of high-end mechanical watches partially offset by a decrease in low-end items. The total volume decreased from 0.97 million pieces to 0.24 million pieces, or 75.2%, in the comparable periods in 2007 and 2008, respectively. The decrease was due to our strategic shift to focus on high-end mechanical watches which have a longer production lead time.

The increase in sales of high-end mechanical watches and decrease in low-end items was a result of our strategic focus of our business on the high-end items which have a higher growth potential. Management believes the profit margin of mechanical watches is on the rise while the profit margin of quartz watches will further decline in 2008 and 2009. The profit margin of mechanical and quartz watches was approximately 40% and 20%, respectively, for the nine months ended September 30, 2008.

Cost of sales for the nine months ended September 30, 2008 was $97.5 million, or 84.8% of net sales, as compared to $54.8 million, or 84.4% of net sales, for the same period in 2007. There were no significant changes on the cost of sales as a percentage of net sales for the nine months ended September 30, 2008 and same period in 2007.

Gross profit for the nine months ended September 30, 2008 was $17.5 million, or 15.2% of net sales, compared to $10.1 million, or 15.6% of net sales for the same period in 2007. There were no significant changes on the gross profit for the nine months ended September 30, 2008 and same period in 2007. Gross profit margins are usually a factor of product mix and demand for product. The gross profit of watch movements as a percentage of net sales had increased from 11.0% for the period ended September 30, 2007 to 13.0% of net sales for the same period in 2008. The increase in gross profit margin was primarily due to an increase in sales of higher-margin items. There was a decrease of gross profit margin for completed watches for the nine months ended September 30, 2008, which was 30.1% of net sales as compared to 46.5% of net sales for the comparable period in 2007. The decrease in profit margin was due to the decrease in profit margin of low-end items as we were making clearance sales to move away from our low-end watches to focus our sales efforts on high-end items in accordance to our long-term strategy. Another reason of the decrease was the change in management’s strategy to offer price discounts to shorten our inventory cycle and in exchange for a decreased warranty period on the products, as opposed to 2007 in which we offered a long-term warranty. Management believes that this new pricing strategy on completed watches in 2008 will reduce our exposure to the risk of return goods.

Other income from operations was approximately $77,000 or 0.1% of net sales for the nine months ended September 30, 2008, as compared to approximately $145,000 or 0.2% of net sales for the nine months ended September 30, 2007. The decrease was due to a decrease in income received from the license fees of intangible assets as we had disposed of some websites in 2007.

Administrative and other operating expenses were $2.9 million, or 2.5% of net sales for the nine months ended September 30, 2008, as compared to $3.3 million, or 5.1% of net sales for the comparable period in 2007. The decrease in administrative and other operating expenses in amount and as a percentage of net sales was primarily due to a one-time recognition of approximately $1.9 million of stock-based compensation during the nine months ended September 30, 2007 related to the Escrow Shares provided by our CEO, Kwong Kai Shun, pursuant to the Private Placement agreement entered into with our investors, and there is no such expense in the same period in 2008, partially offset by (i) a recognition of stock-based business consulting fee during the nine month ended 2008 of approximately $700,000 valued at $3.50, the offering price in our public offering, and (ii) an increase in professional fees related to reporting requirements as a public company in 2008. Management considers these expenses as a percentage of net sales to be a key performance indicator in managing our business.

Other income from non-operating activities was approximately $136,000, or 0.1% of net sales, for the nine months ended September 30, 2008, as compared to approximately $118,000, or 0.2% of net sales, for the nine months ended September 30, 2007. The increase was primarily due to an increase in bank interest income, which was approximately $130,000 for the nine months ended September 30, 2008, as compared to approximately $112,000 for the same period in 2007.

Interest expense for the nine months ended September 30, 2008 was $1.5 million, or 1.3% of net sales, as compared to approximately $831,000, or 1.3% of net sales in the same period in 2007. The increase was primarily due to the interest and amortization on bonds of $637,000 in nine months ended September 30, 2008.

Income taxes for the nine months ended September 30, 2008 were $2.4 million, or 2.1% of net sales, as compared to approximately $1.4 million, or 2.2% of net sales for the nine months ended September 30, 2007. The increase in income taxes was primarily due to an increase in the operating profit. The taxation rate decreased from 17.5% for the period ended September 30, 2007 to 16.5% for the same period in 2008.

Net income for the nine months ended September 30, 2008 was $9.8 million, 8.6% of net sales, as compared to 3.9 million, or 6.0% of net sales for the comparable period in 2007.

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

During the nine months ended September 30, 2007, we recorded approximately $1,652,205 as a charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement. During the nine months ended September 30, 2008, we did not record any charge to operations to recognize the grant date fair value of stock-based compensation in conjunction with the Escrow Agreement.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

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

Liquidity and Capital Resources

To provide liquidity and flexibility in funding our operations, we borrow amounts under bank facilities and other external sources of financing. As of September 30, 2008 we had general banking facilities amounted to approximately $24.8 million for overdraft, letter of credit, trust receipt, invoice financing and export loans granted by seven banks. The amount increased by $9.6 million compared to $15.2 million as at September 30, 2007. Interest on the facilities ranged from minus 2.00% to 0.75% over the Bank’s Best Lending Rate of Hong Kong (Prime Rate) or Hong Kong Inter Bank Offered Rate (HIBOR). These banking facilities were secured by the leasehold properties, time deposits and held-to maturity investments of the group and personal guarantees executed by our Chairman of the Board.

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

On November 13, 2007, we completed a financing transaction pursuant to which we issued $8,000,000 Variable Rate Convertible Bonds that will be due in 2012. The Bonds were subscribed at a price equal to 97% of their principal amount, which is the issue price of 100% less a 3% commission to the Subscriber of the Bonds. The Bonds bear cash interest at the rate of 6% per annum for the first year after November 13, 2007 and 3% per annum thereafter, of the principal amount of the Bonds. Each Bond is convertible at the option of the holder at any time on and after a date that is 365 days after February 12, 2008, which is the date that our shares of common stock commence trading on the Alternext, at an initial conversion price of $3.50. The conversion price is subject to adjustment in certain events, including our issuance of additional shares of common stock or rights to purchase common stock at a per share or per share exercise or conversion price, respectively, at less than the applicable per share conversion price of the Bonds. If for the period of 20 consecutive trading days immediately prior to November 13, 2009 or September 29, 2012, the conversion price for the Bonds is higher than the average closing price for the shares, then the conversion price will be reset to such average closing price; provided that, the conversion price will not be reset lower than 70% of the then existing conversion price. In connection with the issuance of the Bonds, we also issued to the Subscriber warrants to purchase 600,000 shares of our common stock. The warrants were subscribed at a price of $0.0001 per warrant, are exercisable at $0.0001 per share, and terminate on November 13, 2010.

On January 23, 2007, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 1,749,028 shares of Series A Convertible Preferred Stock at $1.29 per share. On February 9, 2007, we conducted a second and final closing of the private placement pursuant to which we sold 501,320 shares of Series A Convertible Preferred Stock at $1.29 per share. Accordingly, a total of 2,250,348 shares of Series A Convertible Preferred Stock were sold in the private placement for an aggregate gross proceeds of $2,902,946 (the “Private Placement”). After commissions and expenses, we received net proceeds of approximately $2.3 million in the Private Placement. All of the Series A Preferred Stock was converted to shares of common stock during the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, net cash used in operating activities was approximately $2.4 million, as compared to net cash used in operating activities of $3.7 million for the comparable period in 2007. The decrease in net cash used in operating activities was primarily attributable to an increase in net income of $5.9 million for the nine months ended September 30, 2008 as compared to $3.9 million in the same period in 2007, an increase in non-cash adjustment of income taxes of $1.0 million for the nine months ended September 30, 2008 as compared to $1.4 million in the same period in 2007, a decrease in inventories of $1.2 million for the nine months ended September 30, 2008 as compared to approximately $275,000 in the same period in 2007, an increase in accounts payable of $1.1 million for the nine months ended September 30, 2008 as compared to approximately $306,000 in the same period in 2007, offset by an increase in prepaid expenses and other receivables of $5.0 million for the nine months ended September 30, 2008 as compared to $4.3 million in the same period in 2007, and an increase in accounts receivable of $3.6 million for the nine months ended September 30, 2008 as compared to $7.3 million in the same period in 2007. The increase in prepaid expenses and other receivables was attributable to an increase in rebate receivables and the deposit paid in relation to two potential acquisitions. The deposit of acquisitions is fully refundable if the transactions do not close. The increase in accounts receivable is attributable to the increase in sales.

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2008, compared to approximately $30,000 in the comparable period in 2007. Net cash used was primarily due to an increase in expenditures for acquiring moldings and equipments.

Net cash provided by financing activities was $6.5 million for the nine months ended September 30, 2008 and $3.6 million for the comparable period in 2007. The net cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to the proceeds of approximately $2.7 million from our issuance of common stocks in the public offering in February 2008, and net proceeds from bank loans of $3.4 million.

For the nine months ended September 30, 2008 and the same period in 2007, our average inventory turnover were 33 days and 30 days, respectively. The increase in inventory turnover period in 2008 was due to a higher level of stock associated with higher sales. The average days outstanding of our accounts receivable for the nine months ended September 30, 2008 was 47 days, as compared to 50 days for the same period in 2007. The decrease in the average days outstanding of our accounts receivable was due to quicker payments from our customers as a result of our tightened credit policy.

In an attempt to reduce our reliance on third-party watch movement manufacturers, we have plans to manufacture our own brands of quartz movements and mechanical movements in-house. To manufacture our own brands of quartz and mechanical movements in-house, we would need to acquire watch movement facilities in China and invest in new equipment and research and development. We expect that up to $5.5 million will be required to obtain the equipment and facilities to manufacture branded proprietary watch movements. During the second quarter of 2008, we identified two potential acquisition targets. One of the targets is a full-range manufacturer of plastic and metal watch parts and the other is a supplier of analog watches. If we are to acquire the former, we believe it will contribute to our strategy of producing low-end quartz movements in-house. If we are to acquire the latter, we believe it will result in an increased production of mechanical watches. There is currently no definitive agreement in place for either potential target and there is no assurance that we will be able to complete such acquisitions.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital. We may need to raise further capital for our future growth and operations from future equity sales or through debt financings. The capital and credit markets have been experiencing extreme volatility and disruption for more than a year. Disruptions, uncertainty or volatility in the capital and credit markets may limit our access to capital required to operate our business. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our plans to manufacture our own watch movement parts. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

Backlog

As is typical of watch movement distributors, we have a backlog of customer orders. At September 30, 2008 we had a backlog of approximately $3.55 million as compared to a backlog of approximately $1.97 million at September 30, 2007. Our backlog is subject to delivery rescheduling and cancellations by the customer, sometimes without penalty or notice. Our backlog is not necessarily indicative of our future sales for any particular period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit Risk. We are exposed to credit risk from our cash at banks, fixed deposits and contract receivables. The credit risk on cash at banks and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. As we are getting more new customers and offering credit terms, financial efficiency, we believe that cash flow and controlling bad debt and late payment become more and more important. We carry out thorough research through public filing records available on our new customers, coupled with the employment of business intelligence information provider, before extending any credit to new customers. Different levels of credit periods and credit limits are granted to different customers according to their size, financial position, business position and payment history, among other factors, in order to offer the right credit terms to our customers to enhance competitiveness yet manage the risk. We have not recorded bad debt since inception.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

We had identified deficiencies that consisted of inadequate staffing and supervision, in addition to deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations. In April 2008, we hired our CFO, David Lin, who has more than 17 years of financial expertise, including experience with companies listed on the U.S. and Hong Kong stock exchanges, to assume the job responsibilities of a CFO from our CEO, who had previously assumed this duty. Our CEO and CFO believe the improved controls and procedures during this reporting period are effective which include hiring additional qualified in house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in reporting of financial information disclosures in a timely matter. We will continue to monitor the effectiveness of these improvements. We will also engage outside consultants to assist us in assessing and improving our internal controls and procedures when necessary.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, and other than as stated above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

The ownership of our common shares involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2007 as well as the risk factors listed below, which supplement the risk factors contained in our Form 10-K. If any of the events or circumstances described in our 10-K or listed below actually occur, our business, financial condition or results of operations could be materially adversely affected. The risks contained in our Form 10-K and those listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are not significant may also impact our business operation.

Adverse Capital and Credit Market Conditions May Significantly Affect Our Ability to Meet Liquidity Needs, Access to Capital and Cost of Capital

The capital and credit markets have been experiencing extreme volatility and disruption for more than a year. Recently, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, interest on our debt, and interest on our outstanding variable rate convertible bonds. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2008, we held our annual meeting of stockholders. Of the 26,751,552 shares eligible to vote, 21,144,005, or 79.0%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I—Election of directors; Proposal II—Ratification of the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2008; and Proposal III —Approval of the Asia Time Corporation 2008 Equity Incentive Plan.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Against	Withheld	Elected
Kwong Kai Shun	21,142,393	0	1,611	Yes
Michael Mak	21,142,393	0	1,611	Yes
Siu Po Lee	21,142,408	0	1,596	Yes
Dr. Ching Wah Leung	21,142,408	0	1,596	Yes
Wu Hok Lun	21,142,408	0	1,596	Yes

All directors are elected at our annual stockholders meeting.

Proposal II—Ratification of the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2008.

Proposal II was approved with 20,717,696 shares voted for, 425,909 voted against and 400 abstained from voting, thereby, ratifying the appointment of Dominic K.F. Chan & Co. as our independent auditors for the year ending December 31, 2008.

Proposal III—Approval of the Asia Time Corporation 2008 Equity Incentive Plan.

Proposal III was approved with 21,135,508 shares voted for, 7,490 voted against and 1,006 abstained from voting, thereby, approving the Asia Time Corporation 2008 Equity Incentive Plan.

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

ASIA TIME CORPORATION (Registrant)

November 18, 2008	By:	/s/ Kwong Kai Shun
Kwong Kai Shun
Chief Executive Officer and Chairman of the Board